Form 10QSB
period 1995-09-30
BCAM INTERNATIONAL INC
filed 1995-11-13
CIK 856143

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995
                                               ------------------
              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT

                        For the transition period from to

                         Commission file number 0-18109


     BCAM INTERNATIONAL, INC. (formerly Biomechanics Corporation of America)
        (Exact name of small business issuer as specified in its charter)

                 New York                              13-3228375
                 --------                              ----------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

                1800 Walt Whitman Road, Melville, New York 11747
                    (Address of principal executive offices)

                                 (516) 752-3550
                           (Issuer's telephone number)

                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report.)


          Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
     past 90 days.        Yes X    No___

          Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___ No___

          State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 14,857,233
                                                         ----------
     Transitional Small Business Disclosure Format (check one): Yes ____ No X

                                   FORM 10-QSB

                            BCAM INTERNATIONAL, INC.



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet--September 30, 1995 (Unaudited)..........3

Condensed Consolidated Statements of Operations - Three Months
   and Nine Months Ended September 30, 1995 and 1994 (Unaudited)..............4

Condensed Consolidated Statements of Cash Flows - Nine Months Ended
   September 30, 1995 and 1994 (Unaudited)....................................5

Notes to Condensed Consolidated Financial Statements - September 30, 1995
   (Unaudited)................................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................7


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................8


SIGNATURES....................................................................9

INDEX OF EXHIBITS............................................................10

                            BCAM International, Inc.
                Condensed Consolidated Balance Sheet (Unaudited)
                               September 30, 1995


Assets
Current assets:
    Cash and cash equivalents                                                                 $        2,538,333
    Accounts receivable, less allowance for doubtful accounts of $3,326                                  315,074
    Prepaid expenses and other current assets                                                             93,794
                                                                                             --------------------
Total current assets                                                                                   2,947,201

Property, plant, and equipment, at cost:
    Furniture and fixtures                                                                               220,318
    Equipment                                                                                            587,511
    Leasehold improvements                                                                                50,519
                                                                                             --------------------
                                                                                                         858,348
    Less accumulated depreciation and amortization                                                      (558,790)
                                                                                             --------------------
                                                                                                         299,558
Other assets, principally patents (net of accumulated amortization of $144,538)                          197,805
                                                                                             --------------------
Total assets                                                                                  $        3,444,564
                                                                                             ====================

Liabilities and shareholders' equity
Current liabilities:
    Accounts payable                                                                          $           12,996
    Accrued expenses and other current liabilities                                                       376,845
                                                                                             --------------------
Total current liabilities                                                                                389,841

Other liabilities                                                                                          5,490
Acquisition preferred stock, par value $.01 per share:
    authorized 750,000 shares; no shares issued or outstanding                                           -

Common shareholders' equity:
    Common stock, par value $.01 per share; authorized 40,000,000 shares,
    15,620,415 shares issued and 14,857,233 shares outstanding                                           156,204
    Paid-in surplus                                                                                   15,033,759
    Deficit                                                                                          (11,241,630)
                                                                                             --------------------
                                                                                                       3,948,333
    Less 763,182 treasury shares                                                                        (899,100)
                                                                                             --------------------
                                                                                                       3,049,233
                                                                                             --------------------
Total liabilities and shareholders' equity                                                    $        3,444,564
                                                                                             ====================

See notes to condensed consolidated financial statements (unaudited).

                                                      BCAM International, Inc.
                                  Condensed Consolidated Statements of Operations (Unaudited)





                                              Three months ended September 30           Nine months ended September 30
                                          ----------------------------------------   --------------------------------------
                                                 1995                  1994                 1995                 1994
                                          ------------------    ------------------   ------------------    ----------------


Net revenue                               $         158,485     $         224,130    $         572,881     $     1,085,809
Interest and other income                            40,707                51,657              141,820             133,261
                                          ------------------    ------------------   ------------------    ----------------
                                                    199,192               275,787              714,701           1,219,070
                                          ------------------    ------------------   ------------------    ----------------
Costs and expenses:
   Direct costs of revenue                          131,478               136,851              558,125             677,514
   Selling, general and administrative              505,753               546,235            1,396,769           1,511,716
   Research and development                         -                      61,837                3,767             122,017
                                          ------------------    ------------------   ------------------    ----------------
                                                    637,231               744,923            1,958,661           2,311,247
                                          ------------------    ------------------   ------------------    ----------------


Net (loss)                                $        (438,039)     $       (469,136)    $     (1,243,960)     $   (1,092,177)
                                          ==================    ==================   ==================    ================

Net (loss) per share                      $          (0.03)     $          (0.03)    $          (0.08)     $        (0.07)
                                          ==================    ==================   ==================    ================

Weighted average number of common
   shares outstanding                            14,857,233            14,670,466           14,804,852          14,660,855
                                          ==================    ==================   ==================    ================

See notes to condensed consolidated financial statements (unaudited).

                                                   BCAM International, Inc.

                             Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                  Nine months ended September 30
                                                                          ---------------------------------------------
                                                                                   1995                     1994
                                                                          --------------------       ------------------

Operating activities
Net (loss)                                                                $        (1,243,960)        $     (1,092,177)
Adjustments to reconcile net (loss) to net cash (used in)
    operating activities
       Depreciation and amortization                                                  126,105                  103,149
       Amortization of premium on held to maturity securities                           -                        7,510
       Accrued interest on held to maturity securities                               (107,198)                 (44,046)
       Loss on sale of available for sale securities                                    -                        5,992
       Issuance of common shares in lieu of compensation                                -                       29,117
       Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                                  (195,219)                 128,413
         Decrease (increase) in prepaid expenses and other
            current assets                                                            136,686                  (71,697)
         (Increase) in other assets                                                   (32,109)                (135,448)
         (Decrease) increase in accounts payable, accrued
            expenses and other current liabilities                                   (310,828)                  53,142
         (Decrease) in other liabilities                                              (29,241)                 (16,804)
                                                                          --------------------       ------------------
Net cash (used in) operating activities                                            (1,655,764)              (1,032,849)
                                                                          --------------------       ------------------

Investing activities
Purchase of property, plant and equipment                                              (5,188)                 (69,814)
Purchase of available for sale securities                                               -                     (143,298)
Purchase of held to maturity securities                                            (1,299,782)              (4,161,884)
Proceeds from available for sale securities                                             -                    2,281,331
Proceeds from held to maturity securities                                           4,535,000                2,179,161
Proceeds from sale of equipment                                                         1,200                    1,050
                                                                          --------------------       ------------------
Net cash provided by investing activities                                           3,231,230                   86,546
                                                                          --------------------       ------------------

Financing activities
Net proceeds from sale of common stock and exercise of
    warrants                                                                            -                       90,255
Redemption of convertible preferred stock                                               -                      (16,473)
Payment of registration and issuance costs                                           (77,234)                  (29,644)
                                                                          --------------------       ------------------
Net cash (used in) provided by financing activities                                  (77,234)                   44,138
                                                                          --------------------       ------------------

Increase (decrease) in cash and cash equivalents                                   1,498,232                  (902,165)
Cash and cash equivalents at beginning of period                                   1,040,101                 1,757,653
                                                                          ====================       ==================
Cash and cash equivalents at end of period                                $        2,538,333         $         855,488
                                                                          ====================       ==================

See notes to condensed consolidated financial statements (unaudited).

                            BCAM International, Inc.
                                 ("the Company")

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 1995

1. Basis of Presentation

          On June 22, 1995, the Company's shareholders approved a change of the name of the corporation from Biomechanics Corporation of America to BCAM International, Inc.

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December-31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form-10-KSB for the year ended December 31, 1994.

2. Per Share Data

          Net loss per share has been computed on the basis of the weighted average number of common shares outstanding for each of the periods presented. Common share equivalents have been excluded since their effect is anti-dilutive.

3. Income Taxes

          The Company accounts for income taxes in accordance with Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes". The Company has not reflected a benefit for income taxes in the accompanying condensed consolidated statements of operations for the three months and nine months ended September 30, 1995 and 1994 since the future availability of net operating loss carryforwards have been offset in full by valuation allowances in accordance with FASB Statement No. 109.


4. Significant Customers

          During the three months ended September 30, 1995, two customers accounted for approximately $67,000 and $32,000, or 62% of net revenue. During the three months ended September 30, 1994, three customers accounted for approximately $100,000, $53,000 and $50,000 or 90% of net revenue.

          During the nine months ended September 30, 1995, two customers accounted for $151,000 and $84,000, or 41% of net revenue. During the nine months ended September 30, 1994, two customers accounted for approximately $616,000 and $175,000 or 73% of net revenue

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The September 30,1995 Form 10-QSB represents the third quarterly report after the Form 10-KSB for the year ended December 31, 1994 and accordingly should be read in conjunction with the aforementioned document and represents a comparison between the quarter ended September 30, 1995 and the quarter ended September 30, 1994.

Results of Operations

          Net revenue is derived from services rendered and the sale of products that are adjunct to services, generally pursuant to fixed price contracts with terms of less than one year. The Company's policy is to recognize revenue when services are rendered or when the related products are shipped.

          Direct costs include salaries, equipment purchases for contracts, consulting fees and certain other costs. Gross profit may fluctuate from period to period. Factors influencing fluctuations include the nature and volume of services provided to individual customers which affect contract pricing, the Company's success in estimating contract costs (principally professional time), the timing of hiring new professionals who may require training before gaining certain efficiencies and customer demands.

          The following is a summary of net revenue, direct costs, and gross profit for the periods indicated.

                               Three Months Ended September 30,        Nine Months Ended September 30,
                               --------------------------------        -------------------------------
                                  1995                1994                     1995              1994
                                  ----                ----                     ----              ----

Net services revenue            $158,485             $224,130                 $572,881         $1,085,809


Direct costs of services         131,478              136,851                  558,125            677,514
                                --------             --------                 --------           --------
Gross profit                    $ 27,007              $87,279                  $14,756           $408,295

Gross profit %                     17%                   39%                       3%               38%


          Net revenue decreased by $65,645, to $158,485, during the three months ended September 30, 1995, as compared to the same period in 1994. The decrease was primarily due to the revenue recognition of $52,000 relating to a special agreement to sell equipment to an Indonesian government agency ("IPTN") in 1994, whereas none was recognized in 1995.

          For the nine months ended September 30, 1995, as compared to the same period in 1994, net revenue decreased by $512,928, to $572,881. The decrease was primarily due to the revenue recognition of $616,000 relating to IPTN in 1994, versus only $35,000 in 1995.

          Direct costs decreased by $5,373, to $131,478, in the quarter ended September 30, 1995, as compared to the same period in 1994. For the nine months ended September 30, 1995, direct costs decreased by $119,389, to $558,125. The decreases are primarily due to the reduction in sales, however, since the Company maintains a fixed direct labor base, direct costs generally do not decrease proportionately with net revenue decreases. Consequently, direct costs for the quarter ended September 30, 1995 increased as a percentage of revenue to 83% from 61% for the same period in 1994. Similarly, for the nine months ended September 30, 1995, direct costs increased to 97% from 62% for the same period in 1994.

          Gross profit, as a result of the above, decreased by $60,272 to $27,007 for the quarter ended September 30, 1995 from a gross profit of $87,279 for the quarter ended September 30, 1994. Also as a result of the above, for the nine months ended September 30, 1995, gross profit decreased by $393,539 to $14,756 from a gross profit of $408,295 for the nine month period ended September 30, 1994.

          Interest and other income decreased by $10,950 for the three months ended September 30, 1995 compared to the three months ended September 30, 1994. The decrease is due to a decrease in assets available for investment. Interest and other income increased by $8,559 for the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994. The increase is due to a loss incurred on available for sale securities in the 1994 period, partially offset by a decline in the interest earned due to a decrease in assets available for investment.

          Selling, general and administrative expenses decreased by $40,482 and $114,947 for the three months and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994. These decreases are primarily attributable to a reduction in salaries and benefits as a result of the elimination of certain positions.

          Net loss, as a result of the above, for the three months and nine months ended September 30, 1995, was $438,039 and $1,243,960, respectively, as compared to a net loss of $469,136 and $1,092,177 for the comparable periods in 1994.

          There was no tax benefit for the three months and nine months ended September 30, 1995 and 1994 due to losses which have increased the net operating loss carryforward and which were offset by valuation allowances.

Liquidity and Capital Resources

          Cash, cash equivalents and marketable securities were $2,538,333 as of September 30, 1995, compared to $4,168,121 as of December 31, 1994. Working capital was $2,557,360 as of September 30, 1995, compared to $3,717,787 as of December 31, 1994. The decrease of $1,160,427 or 31.2% in working capital was primarily attributable to the use of working capital for the net loss incurred in the nine months ended September 30, 1995. Further losses by the Company will result in additional reductions of working capital.

          The Company expects that its working capital, together with revenue from operations will be more than sufficient to meet any liquidity and capital requirements for the remainder of 1995.

          The Company has no material commitments for any future capital expenditures.

          For the balance of 1995, the Company does not anticipate any royalty revenue associated with its current licensing agreements. Revenue will be generated through product analysis and redesign services, ergonomic workplace analysis and redesign services and revenue that may result if the Company is successful in licensing its Intelligent Surface Technology for additional applications.



         PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         27 Financial Data Schedule

     (b) Reports on Form 8-K

     On July 10, 1995, the Company filed with the Securities and Exchange Commission a Form 8-K dated July 5, 1995, reporting the change of the name of the Company from Biomechanics Corporation of America to BCAM International, Inc. Such name change was effective on June 23, 1995.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     BCAM INTERNATIONAL, INC.


Dated: November 10, 1995                    By:  /s/ Michael Strauss
       -----------------                         -------------------
                                                     Michael Strauss
                                            Chairman of the Board of  Directors
                                                Chief Executive Officer


Dated: November 10, 1995                    By:  /s/ Daniel Benjamin
       -----------------                         -------------------
                                                     Daniel Benjamin
                                                     Chief Financial Officer
                                                     Corporate Secretary

                               INDEX OF EXHIBITS


     Exhibit No.         Exhibit

        27               Financial Data Schedule

                                                                     Exhibit 27
                                  BCAM International, Inc.
                            Financial Data Schedule (Unaudited)
                  As of September 30, 1995 and the Nine Months Then Ended

     Item
    Number                            Item Description                           Amount
---------------   ---------------------------------------------------------  ----------------

5-02(1)           cash and cash items                                          $   2,538,333
5-02(2)           marketable securities                                                    0
5-03(3)(a)(1)     notes and accounts receivable - trade                              318,400
5-02(4)           allowances for doubtful accounts                                     3,326
5-02(6)           inventory                                                                0
5-02(9)           total current assets                                             2,947,201
5-02(13)          property, plant and equipment                                      858,348
5-02(14)          accumulated depreciation                                           558,790
5-02(18)          total assets                                                     3,444,564
5-02(21)          total current liabilities                                          389,841
5-02(22)          bonds, mortgages and similar debt                                        0
5-02(28)          preferred stock - mandatory redemption                                   0
5-02(29)          preferred stock - no mandatory redemption                                0
5-02(30)          common stock                                                       156,204
5-02(31)          other stockholders' equity                                       2,893,029
5-02(32)          total liabilities and stockholders' equity                       3,444,564
5-03(b)1(a)       net sales of tangible products                                           0
5-03(b)1          total revenues                                                     714,701
5-03(b)2(a)       cost of tangible goods sold                                              0
5-03(b)2          total costs and expenses applicable to sales and revenues          558,125
5-03(b)3          other costs and expenses                                         1,400,536
5-03(b)5          provision for doubtful accounts and notes                            8,199
5-03(b)(8)        interest and amortization of debt discount                               0
5-03(b)(10)       income/(loss) before taxes and other items                      (1,243,960)
5-03(b)(11)       income tax expense                                                       0
5-03(b)(14)       income/(loss) continuing operations                             (1,243,960)
5-03(b)(15)       discontinued operations                                                  0
5-03(b)(17)       extraordinary items                                                      0
5-03(b)(18)       cumulative effect-changes in accounting principles                       0
5-03(b)(19)       net income/(loss)                                               (1,243,960)
5-03(b)(20)       earnings per share - primary                                       $ (0.08)
5-03(b)(20)       earnings per share - fully diluted                                 Note 2


         Note: 1) This schedule contains summary financial information extracted from the
                  Condensed Consolidated Balance Sheet, Condensed Consolidated
                  Statements of Operations and Condensed Consolidated Statements
                  of Cash Flows, and is qualified in its entirety by reference to such financial statements.

               2) Earnings per share - fully diluted is anti-dilutive, and therefore not reported.

                                        11