Form 10QSB/A
period 1995-09-30
BCAM INTERNATIONAL INC
filed 1996-01-03
CIK 856143

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           Form 10-QSB/A, Amendment #1
The purpose of this amendment is to properly submit the Financial Data Schedule.

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


Dated: January 3, 1996                      By:  /s/ Michael Strauss
       -----------------                         -------------------
                                                     Michael Strauss
                                            Chairman of the Board of  Directors
                                                Chief Executive Officer


Dated: January 3, 1996                      By:  /s/ Daniel Benjamin
       -----------------                         -------------------
                                                     Daniel Benjamin
                                                     Chief Financial Officer
                                                     Corporate Secretary