Form 10KSB
period 1995-12-31
BCAM INTERNATIONAL INC
filed 1996-03-29
CIK 856143

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal Year Ended                     Commission File Number: 0-18109
     December 31, 1995

         Exact name of small business issuer as specified in its charter

                            BCAM INTERNATIONAL, INC.
                 (formerly BIOMECHANICS CORPORATION OF AMERICA)

State or other jurisdiction of                                     IRS Employer
incorporation or organization: New York          Identification No.: 13-3228375

                     Address of principal executive offices:

                             1800 Walt Whitman Road,
                            Melville, New York 11747
                                 (516) 752-3550

Securities registered under                    Name of each exchange on
  Section 12(b) of the Exchange Act:             which registered:
    Common Stock, $.01 par value                 Boston Stock Exchange
                                                 NASDAQ

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.01 par value
                         Common Stock Purchase Warrants
                   Units consisting of three common shares and
                         two redeemable Class A Warrants


     Check whether the registrant (1) filed all reports to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     Registrant's revenues for its most recent fiscal year were $752,077.

     The aggregate market value of the registrant's common stock held by non-affiliates as of March 15, 1996, was $16,426,774, based on the average of the bid and asked prices of such stock on March 15, 1996 as reported by NASDAQ.

     The number of shares outstanding of the registrant's common stock as of March 15, 1996 was 14,857,233.

DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the 1996 Annual Meeting  incorporated by reference into
Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes __; No X_

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     BCAM International Inc. (formerly Biomechanics Corporation of America prior to a name change effected June 22, 1995), (the "Company") was organized in 1984 under the laws of the State of New York. The Company's subsidiaries include BCA Services, Inc. (formerly ErgoRisk Services, Inc., prior to a name change effected on October 25, 1995), was organized on December 3, 1993 under the laws of the State of New York and BCAM Technologies, Inc. (formerly BCA Associates, Inc., prior to a name change effected on November 1, 1995), was organized on January 28, 1993 under the laws of the State of New York.

GENERAL

     Since its inception, the Company has provided consulting services in ergonomics and biomechanics and has developed and marketed ergonomic software. Since 1990, the Company has developed and licensed its patented surface technology. The Company is engaged in the following: (I) intelligent technology
(II) ergonomic consulting services and (III) software development. Intelligent technology and ergonomic consulting services presently account for substantially all revenues generated by the Company.

(I)      INTELLIGENT SURFACE TECHNOLOGY

     During the course of the Company's performance of ergonomic product, workplace analysis and redesign and ergonomic workplace assessment services, the Company from time to time develops certain knowledge and data which it is able to embody into proprietary technology. When this occurs and it is believed the technology is a significant enhancement from the status quo, the Company files for patent protection under the laws of the United States.

     Over the past several years, the Company has developed and patented its Intelligent Surface Technology. Intelligent Surface Technology enables surfaces to automatically adjust themselves to better fit the user by measuring body distribution and comfort and reshaping the surface in real time. The Company has identified uses for this technology in the areas of seating and footwear.

     The Company and McCord Winn Textron, Inc. ("Textron") signed a Development and License Agreement in 1993 (initial agreement signed in March 1993, later amended in October 1993) whereby the Company granted an exclusive license to Textron, including the right to sublicense, to use the patents and know-how in the manufacture, use and sale of seats, and seating components for (a) the transportation industry, (b) wheelchairs, (c) office furniture applications and
(d) hospital beds. The initial term of the license has been extended to April 1, 1996. Textron is entitled to renew the license for an additional period commencing on April 2, 1996 and ending December 31, 2009 or, if later, the expiration of all patents still being used by Textron.

     If Textron does not accrue a certain amount of minimum royalties for sales of products incorporating Intelligent Seat Technology designed for the transportation industry, then the Company may convert the license granted to Textron into a non-exclusive license, but only with respect to products designed for the transportation industry.

     On September 29, 1993, the Company reached an agreement with Lear Siegler Seating Corporation ("Lear Seating") and Textron resolving the claim made by Lear Seating on June 9, 1993 notifying the Company and claiming co-inventor status relating to the use of the Intelligent Seat Technology in the production of automobile seats. As part of the agreement, Lear Seating will receive a royalty-free license to use the Intelligent Seat Technology only with its own seats in exchange for withdrawing all claims of ownership of the Intelligent Seat Technology.

     The Company and Textron have agreed to revise the Textron licensing agreement in order to help expedite the commercialization of the applications licensed to Textron. The Company recorded a reserve of $149,000 in 1994, which represented the estimated expenses of providing additional services to Textron.

     In January 1994, the Company and Reebok International Ltd. ("Reebok") signed a world-wide exclusive licensing and development agreement for the footwear, athletic, sport and fitness equipment fields of use. Under the Company patents, Reebok has the exclusive right to sub-license, make, use, and sell products and components thereof and to use the Company's proprietary information relating to microprocessor-based interactive systems for controlling one or more load bearing surfaces. The fields of medical equipment and orthopedic devices are specifically excluded from the Reebok license.

     In September 1994, the Company signed a licensing agreement with Lumex, Inc. ("Lumex") granting Lumex an exclusive world-wide license with a right to sublicense, manufacture, have manufactured, utilize and exploit the Company's Intelligent Surface Technology in the medical procedure equipment field of use, excluding non-medical recliner chairs, wheel chairs, office chairs and seats, hospital beds, transportation seats and fitness equipment. The Lumex licensing agreement terminates on the expiration of the last patent subject to the licensing agreement, unless sooner terminated for breach of the licensing agreement or insolvency of either party. Lumex paid the Company an up-front fee on the execution of the licensing agreement and will also make royalty payments based on all products sold by Lumex or a sublicensee of Lumex. To maintain exclusivity of the license, Lumex must pay certain minimum royalties.

     Revenue from Intelligent Surface Technology accounted for 13% of revenue in 1995 versus 23% in 1994 and 44% in 1993. The 1995 and 1994 revenue was generated from the Reebok and Lumex licensing agreements and the 1993 revenue was generated from the Textron licensing agreement.

     The Company's intelligent load bearing surface technology is an interface that matches various man-made devices to each person's body. Although the Company's intelligent load bearing surface technology adjusts the surface based upon pressure, other intelligent surface technologies can be developed that can adjust the surfaces based upon other factors of comfort.

     In order for the Company to increase the number of licensees and improve its technology, the Company is seeking to provide the following products and services:

    1. A growing portfolio of patents in intelligent interfaces.
    2. One or more key components in the intelligent interface system.
    3. Application development capability.
    4. Collaborative  research & development,  especially in the  quantitative
          measurement  of  comfort  and  fit  for  the  Company's   licensees,
          with universities and other research centers.

     The Company has identified markets that can benefit from the technology and have not yet been licensed. It is actively pursuing the leading companies within those markets in order to increase the number of licensees. The Company is also seeking to work with current licensees to extend applications of intelligent interfaces to new sublicensees.

(II)     ERGONOMIC CONSULTING SERVICES

                  ERGONOMIC PRODUCT ANALYSIS AND REDESIGN SERVICES

     The Company, through its subsidiary, BCA Services, Inc., has been retained by product manufacturers to apply ergonomic analysis to the design and evaluation of their products under development or developed. The Company utilizes its proprietary technology and its laboratories and technical staff to analyze, improve and effect changes to existing products and to product designs. The Company has been retained by manufacturers of a wide range of products such as automobiles, automobile seats, hand tools, furniture and other consumer products. Ergonomic assessments of product, tool and human dimension features generally require extremely accurate 3-dimensional assessment of a product and its use, and are generally performed in the Company's ergonomics research laboratories.

     The Company provides industrial clients services based on its proprietary technologies, techniques and know-how, including:

     * Collaborative research and development with universities and industrial clients.

     * Product assessment and product enhancement services that will:
           - Assess a client's products
           - Assess a client's potential new products
           - Assess a client's products that will be used by the client for its own internal purposes.

     * New product design consulting services.

     * Best-in-class studies - objective comparison of a client's products to a competitor's similar products, in order to maximize the client's market share.

     The Company has developed data acquisition systems and laboratory procedures, which permit the Company to evaluate a wide range of products including automobiles, footwear, hand tools, furniture and consumer product packaging. Certain of these proprietary technologies have been developed by the Company solely for use in performing its analysis and redesign services and others are integrated with a customer's products or technology. The Company's systems are generally portable, thereby allowing for both laboratory and on-site applications. This provides the Company with flexibility in selecting the most appropriate methodology for the required measurement task. The more significant systems, currently used by the Company in performing analysis and redesign service contracts, as well as for technology integration, are described below:

     COMPUTERIZED PRESSURE DISTRIBUTION SENSOR MAT is a system which measures the pressure generated by human contact with specific objects such as tools, furniture and other products. Company technicians attach flexible sensors to a very thin tape-like material or to larger mat arrays, which adhere and conform to the shape of an object or the body's interface with a product. The circuits convert skin contact pressures to electrical voltages which can be measured, displayed and analyzed using the Company's proprietary software. The Company utilizes these data to determine what portions of an object receive more or less pressure during use. As a result, the Company can determine specifically how and to what degree a user comes in contact with the product and make recommendations for design improvements.

     ERGOTRACK is a measurement tool which permits the recording and display of static shapes and dimensions of objects, tools, equipment and furniture. The system works by bouncing sonic waves off the moving object and then converting such information into digital form which is readable by a computer-automated-design ("CAD") system. This system contains proprietary software designed and developed by the Company which utilizes existing hardware. ErgoTrack permits the Company's ergonomists to incorporate realistic digitized versions into CAD design studies.

     COMPUTERIZED VIDEO DIGITIZING SYSTEM converts video images of an employee performing tasks to digital data. This tool is utilized to quantify the range and angle of particular motions during the performance of a task, allowing the Company to analyze the forces and to estimate the stress on various body parts.

     DIGITAL ELECTROMYOGRAPHIC BIOFEEDBACK uses biofeedback in conjunction with software designed and developed by the Company to allow it to measure the muscle tension of an employee during the performance of specific tasks. Electrodes from a biofeedback machine are connected to specific muscles of an employee to record the reactions of the muscle groups to given movements. Electromyographic biofeedback is particularly useful where a company is experiencing repeated employee injury as a result of the performance of particular tasks.

     WRIST STRESS MONITOR is a microprocessor based measurement device used to measure muscle activities and wrist deviations associated with using hand tools and tasks which require hand movements and hand force exertions. This measurement system collects and stores electromyographic responses of selected muscle groups and wrist deviation data in real time. The data can be downloaded for cost data analysis. This is a valuable tool for the Company in assessing various hand tool designs and evaluating wrist stress experienced by computer operators. In conjunction with the computerized biomechanical and physiological measurements, the Company has utilized structured interviews and questionnaires in the product evaluation processes. The Company has developed various structured interview and questionnaire protocols for different applications.

     The Company views its provision of ergonomic product and analysis and redesign services not only as a separate source of revenue, but also as a potential source of data and ideas both for the development of integrated customer products and for the modification and/or development of existing or new systems.

     Ergonomic Product Analysis and Redesign Services provided 60% of the Company's revenue in 1995, 70% of the Company's revenue in 1994 and 23% of the Company's revenue in 1993.

                  ERGONOMIC WORKPLACE RISK ASSESSMENT SERVICES

     The Company, through its subsidiary, BCA Services, Inc., provides ergonomic services to evaluate the work method, work stations and tools utilized by employees in order to advise its clients on ways to improve productivity, enhance product or service quality and reduce musculoskeletal injuries.

     Using computer-aided, biomechanical assessment devices, the Company monitors and measures the amount of physical stress to an individual employee caused by the performance of particular tasks and segregates the individual body movements involved in the performance of such tasks. The Company may then analyze the effects of the work performed on an employee's back, neck, wrist, elbows, shoulder, knee joint, or cardiovascular system. In addition, the Company can measure the physical relationship between equipment and tools used by employees, and the reach and lifting requirements, working heights and range of motion required for the use of such equipment. Following the completion of its analysis of a particular process or method, the Company may make recommendations to a client regarding the redesign of the workplace through engineering retrofit, of certain tools or equipment used in the client's manufacturing process, or of the methods used by a client in the manufacturing process.

     Workplace ergonomic risk assessment services are provided through:

         ERGONOMIC ASSESSMENT OF RISK OR LIABILITY (EARLY(R))

     In 1992, the Company developed a new ergonomics assessment program to help industry meet OSHA guideline requirements and to provide for a thoroughly objective and consistent workplace review which will support cost-effective job modifications. It is called the EARLY(R) System and it is a program that integrates a formal ergonomic and biomechanical risk factor assessment with injury/illness data and employee feedback into a database that ranks work stations by the likelihood of developing musculoskeletal injuries by body part and operation. By utilizing client personnel or third party resellers to collect the injury/illness data (after training by the Company), the Company is able to reduce client costs substantially below those for a full ergonomic workplace assessment.

     The EARLY(R)System is the centerpiece for a full-service industrial ergonomics program. As a result of the findings from the ergonomic assessment performed within EARLY(R), a client receives:

 *A summary of high, moderate and low risk-of-injury operations.

 *A prioritized listing of operations for ergonomic intervention.

 *A listing of each operation's risk by body part.

 *Suggested ergonomic enhancements that can be made to address identified risks.

 *An action plan for ergonomic intervention.

         TOTAL ERGONOMIC QUALITY(R) (TEQ)

     The Company markets a service for preparing and implementing a corporate TEQ plan to:

     * Ergonomically analyze all jobs with biomechanical risk using EARLY(R) or on-site ergonomic assessments.

     * Propose engineering retrofit or redesign of risky workplaces.

     * Produce redesign of tools and work methodologies where needed.

     * Provide ergonomic and biomechanics training to management, supervisory and other personnel.

     * Develop an injury tracking and cost/benefit tracking system.

     * Demonstrate a proactive corporate ergonomics program in anticipation of OSHA standards or visits for compliance.

     In December 1993, the Company established BCA Services, Inc. and contributed the EARLY(R) business in exchange for 4,200,000 shares of BCA Services, Inc., $.01 par value per share common stock. The Company was the sole shareholder of all the outstanding shares of BCA Services, Inc. at that time. BCA Services, Inc. was created to take full advantage of proposed federal legislation by OSHA for stricter workplace safety standards.

     On December 27, 1993, the Company sold 100,000 shares of BCA Services, Inc. to Polaris Partners, 1., L.P. for the sum of $100,000. On February 16, 1995, the Company agreed to exchange the 100,000 shares of BCA Services, Inc. common stock owned by Polaris Partners, 1., L.P. for 100,000 shares of the Company's Common Stock.

     In April 1994, the Company recruited a president for BCA Services, Inc. and in the subsequent months, recruited a sales and marketing team to sell the EARLY(R) System. It was anticipated that OSHA ergonomic legislation would be released in September 1994 and the team assembled would take advantage of stricter workplace safety standards. Legislation was not passed in 1994 and there was no indication from OSHA as to when legislation might be passed. Legislation could have increased the demand for the Company's workplace ergonomic risk assessment services. With no indication from OSHA as to when legislation might be passed, the Company took steps to downsize BCA Services, Inc. in the fourth quarter of 1994, changing the marketing direction from a broad-based approach to a selective market approach.

     On July 20, 1994, BCA Services, Inc. signed a joint venture agreement to distribute its ergonomic services in Canada exclusively through ErgoRisk Services, Inc. (Canada). On December 21, 1994, the Company agreed to terminate its joint venture with ErgoRisk Services, Inc. (Canada). The joint venture was terminated in conjunction with the Company's decision to change its marketing plans from a broad-based approach to a selective market approach. Under the termination agreement, the Company purchased 100% of the common stock of ErgoRisk Services Inc. (Canada) for $65,000. The investment in ErgoRisk Services, Inc. (Canada) was written off in 1994.

     On February 22, 1996, BCA Services, Inc. terminated its joint venture with Sandler Occupational Medicine Associates, Inc. The joint venture, which was entered into in August 1995, was designed to market, promote and sell ergonomic and medical consulting services with respect to the prevention and management of treatment of Cumulative Trauma Disorder.

     Ergonomic Workplace Risk Assessment Services provided 27% of the Company's revenues in 1995, 7% of the revenues in 1994 and 33% of the revenues in 1993.

(III)    SOFTWARE DEVELOPMENT

     The Company has developed and owns the rights to computer assisted motion analysis software, Mannequin(R). Mannequin(R) is an ergonomic drawing and design program that enables the user to render 3-dimensional humanoid figures on a personal computer. These figures can be articulated into any position and then can be viewed from any angle, distance or perspective. The result of that view can be printed, plotted or exported to other graphics software for further enhancement of the image. The figures can walk, bend, reach and grasp objects. A user can test the functionality of the design of almost anything used by humans. The Company uses Mannequin(R) internally to service its clients in the ergonomic consulting services business and intends to re-market the program to third parties beginning in 1996.

SALES AND MARKETING

     The Company's strategy for its intelligent technology is to align with strong partners that can commercialize the Company's technology in the marketplace. This was the basis for signing licensing agreements with Textron, Reebok and Lumex. The Company has identified markets that can benefit from the technology and have not yet been licensed. It is actively pursuing the leading companies within those markets in order to increase the number of licensees. The Company is also seeking to work with current licensees to extend applications of intelligent interfaces to new sublicensees. The sales effort is being done primarily by senior management.

     The Company plans to market its product services in the following manner:

     1. Taking the strengths of the Company and match the Company's know-how to the needs of potential customers in any industry where comfort is an important factor in the marketing of the products or services.

     2. Advertising in the appropriate trade publications.

     3. Participating in selected trade shows.

     4. Direct sales effort with experienced salespeople.

RESEARCH AND DEVELOPMENT
     During 1995 the Company was engaged in the further development of Mannequin(R) and the technology of several of the components relating to certain applications of the intelligent surface technology. For certain other applications, significant development is required. In 1994 and 1993 the Company incurred $120,470 and $57,208, respectively, of research and development expenditures. In the area of Intelligent Product Services, the licensees may share in development costs through the payment of licensing fees.

COMPETITION

     The Company believes that ergonomic services are provided by a number of university research laboratories located both in the United States and elsewhere in the world. In addition, business consultants now incorporate ergonomic principles into their traditional practices and these consultants also compete on a limited basis with the Company.

     Hospitals and rehabilitation centers who have traditionally offered services to local industry to rehabilitate injured workers also compete with the Company. Some of these centers now seek to provide their clients with resources for the prevention of occupational injuries.

     Certain large corporations have established ergonomic positions to satisfy internal needs and have begun to incorporate ergonomic programs into their ordinary health and safety activities. To the extent that the Company provides training programs or manuals to any of such clients, the needs of such clients for the Company's consulting services may decline. In addition, many of the larger insurance companies are offering ergonomic services to their insurers as one possible method of reducing musculoskeletal injuries and the claims that result therefrom.

     Although the Company believes that few other companies currently offer a broad range of ergonomic consulting services, it may be expected that if the Company is successful in developing its business, substantially larger companies with significantly greater financial, technical and employee resources will compete with the Company.

     To date, the Company has pursued companies that establish ergonomic programs for its services and products based upon their perceived awareness of the benefits of ergonomics.

SUPPLIERS

     The Company provides services. The minimal amount of materials that the Company uses in its business are obtained from numerous suppliers. The Company is not dependent on any particular supplier.

MAJOR CUSTOMERS

     During the year ended December 31, 1995, BE Aerospace, Inc., Remington Arms Company, Inc. and Reebok accounted for 29%, 12% and 11%, respectively, and 52%, in the aggregate, of net revenue. During the fiscal year ended December 31, 1994, an Indonesian government agency, Aircraft Industry of Indonesia ("IPTN"), Reebok and Lumex accounted for 59%, 17% and 9%, respectively, and 85%, in the aggregate, of net revenue. During the fiscal year ended December 31, 1993, Textron, U.S. Surgical Corp. and Long Island Lighting Company ("LILCO") accounted for 44%, 6% and 6%, respectively, and 56%, in the aggregate, of net revenue. Because the Company is often retained to consult with respect to particular problems or to present particular seminars or training sessions, it is usually retained for limited periods of time and may not perform services pursuant to long-term contracts and its services may not typically be needed by clients after the completion of particular assignments. No assurance can be given that the Company will continue to be retained by any of its major clients beyond the current period or that such clients will find additional tasks to be performed by the Company in the future.

GOVERNMENT REGULATION

     The Company's present and currently proposed activities are not generally subject to government regulation in the United States or other countries. It is possible that certain products developed by the Company in the future, as an adjunct to its principal ergonomics business, might be deemed under new legislation or regulations to be "medical devices" or otherwise be subject to regulation by the Federal Food and Drug Administration or similar agencies. In the event that any product is subject to such governmental regulation, the Company may be required to obtain the necessary approvals which could delay or, in certain circumstances, prevent the introduction to the marketplace of such product and result in significant additional expense.

     The Company cannot predict the extent to which it may be affected by legislative and other regulatory developments. However, it does believe that the policies adopted by OSHA with respect to ergonomically related enforcement activities at the workplace have affected and will continue to affect the demand for its services.

     The costs and effects of complying with environmental laws by the Company are not material.

PROPRIETARY INFORMATION

     The Company intends to seek to protect its proprietary training materials, computer software or technology which it has or may develop through the use of United States patents or copyrights, common-law trade secret protection, trademarks and service marks, and contractual arrangements. These patent, copyright and trade secret laws generally do not protect the "ideas" or "concepts" reflected in such products, materials or software. Accordingly, there is no assurance that other competitors may not develop products, materials or software which can be utilized for similar training functions or which perform similar or identical functions as the Company's proprietary products or software.

     Eight United States patents have been issued to the Company, including three patents for its intelligent surface technology. The Company has applied for six additional United States patents. However, there can be no assurance that its software programs are entitled to patent protection or that the claims in the pending patent applications otherwise will be issued as patents or that any issued patents will provide the Company with significant competitive advantages. Further, there is no assurance that challenges will not be instituted against the enforceability of any patent owned by the Company or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement can be substantial. Furthermore, there can be no assurances that others have not independently developed or will not independently develop similar technologies or will not develop distinctively patentable technologies duplicating the Company's technology or that they will not design around the patentable aspects of the Company's technology.

     Certain of the Company's training manuals and materials, and its principal proprietary software programs have been copyrighted by the Company and accordingly are protected to the extent provided by United States copyright laws. Copyright protection is not available to two of the Company's training programs - Principles of Ergonomics and Back Injury Prevention. Both were developed under contract with the Department of Labor and are therefore in the public domain. The legal and factual issues arising in copyright litigation are often both complex and unclear and any attempt to enforce the Company's copyright against any infringement will face both the high cost of litigation and the uncertainty of the result.

     The Company believes that, except for the patents for its Intelligent Surface Technology, none of its issued or pending patents or copyrights is material to the Company's business or financial condition.

     In some cases, the Company may rely on trade secrets to protect its proprietary technology. There can be no assurances that trade secrets will be developed and maintained, that secrecy obligations will be honored or that others will not independently develop similar or superior technology. To the extent that consultants, key employees or third parties apply technological information independently developed by them or by others to Company projects, disputes may arise as to the ownership of such information, which may not be resolved in favor of the Company.

     The Company also relies and will continue to rely on intellectual property and confidential disclosure arrangements with its employees, advisers, consultants, suppliers of goods and services and potential joint venture partners and licensees. There can be no assurances that these arrangements will be honored or that other companies will not acquire information which the Company considers to be proprietary. Moreover, there can be no assurances that other companies will not independently develop "know-how" comparable to or superior to that of the Company.

EMPLOYEES

     As of March 15, 1996 the Company had 14 full-time employees. The Company believes that its growth will depend in large part on its ability to attract and retain skilled professional and managerial employees, and intends to hire such personnel as business and financial conditions warrant. The Company identifies its professional and managerial candidates through various sources, including advertising, use of professional recruiters and through its contacts in the academic and business communities. The Company has been able, to date, to attract and retain these skilled employees by offering competitive salaries and benefits and by virtue of what it believes to be its status as one of the few companies currently offering a broad range of ergonomic consulting services and ergonomic products and state-of-the-art technology and laboratory facilities. Additionally, the Company has the ability to subcontract work to third parties including universities and professors, directly. While competition for such qualified persons has eased over the past year, there is no assurance that the Company will be successful in recruiting or retaining qualified professional and managerial personnel sufficient to enable it to expand and develop its business to the extent contemplated. None of the Company's employees is represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company has leased office space in Melville, New York since 1990. The Company recently renewed the lease for an additional five-year term, expiring on March 31, 2000, at an average annual cost of approximately $18 per square foot. The office contains approximately 10,000 square feet and is located at 1800 Walt Whitman Road, Melville, New York. The facility includes four biomechanics research laboratories which are used both for testing and the design of products and is adequate for the Company's operations.


ITEM 3.  LEGAL PROCEEDINGS

     There are no material legal proceedings pending against the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                  Not applicable.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock of BCAM is quoted primarily on the NASDAQ Small Cap Market under the symbol BCAM. It is also traded on the Boston Stock Exchange under the symbol BAM.

     The following table sets forth the high and low closing bid quotations for the Common Stock as reported by NASDAQ and the Boston Stock Exchange for each calendar quarter during 1995 and 1994. The NASDAQ Small Cap market quotations reflect inter-dealer prices without retail markup, markdown or commission and do not necessarily represent actual transactions.

                                   NASDAQ

         1995            High Bid         Low Bid

         First Quarter     1 1/16             3/4
         Second Quarter    1 9/32             7/8
         Third Quarter     1 21/32            31/32
         Fourth Quarter    2                1

         1994            High Bid         Low Bid

         First Quarter     3 7/16           2 9/32
         Second Quarter    2 7/16           1 5/16
         Third Quarter     2                1 7/16
         Fourth Quarter    1 7/8              31/32


                              Boston Stock Exchange


         1995             High Bid         Low Bid

         First Quarter     1 1/32              11/16
         Second Quarter    1 1/8               1/2
         Third Quarter     1 19/32             13/16
         Fourth Quarter    1 23/32           1

         1994             High Bid         Low Bid

         First Quarter     2 1/2             2 1/4
         Second Quarter    1 13/16           1 9/16
         Third Quarter     1 3/4             1 1/2
         Fourth Quarter    1 7/8               15/16


HOLDERS

     There were approximately 404 record holders of the Company's Common Stock as of March 15, 1996.

DIVIDENDS

     The Company has paid no cash dividends on its Common Stock since its inception and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS - 1995 vs. 1994

     The Company often provides services pursuant to contracts providing for a fixed price or a fixed hourly rate. In setting its price for services, the Company seeks to estimate the man hours that will be required to provide the services. To the extent that the Company underestimates the man hours that will be required, or the expenses it will incur in performing a contract, the Company could realize a loss on any particular contract.

     Gross profit increased by $197,885 in 1995 as compared to 1994. The increase was primarily attributable to lower margin revenue in 1994 associated with the Indonesian Contract (defined below) and certain additional costs accrued in 1994 relating to the licensing fees of intelligent products. A comparison of the two years is shown below:
                                                       Year Ended December 31,
                                                       -----------------------
                                                         1995          1994
                                                       ---------   ------------
Net Revenue                                            $ 752,077    $1,138,304
Direct Costs                                             556,586     1,140,698
                                                       ---------   ------------
Gross Profit (loss)                                    $ 195,491    $   (2,394)
                                                       =========   ============
Gross Profit Percentage                                     26%              -
                                                       =========   ============

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

     Net revenue is derived from services rendered and sale of products that are adjunct to services, generally pursuant to fixed price contracts with terms of less than one year. The Company's policy is to recognize revenue when services are rendered or when the related products are shipped. Net revenue decreased by $386,227 in 1995 from 1994.

Net revenue includes the following:
                                                       Year Ended December 31,
                                                      ------------------------
                                                         1995         1994
                                                      ----------  ----------
Intelligent surface technology(1)                     $   96,473  $  262,000
Ergonomic product analysis and redesign(2)               451,508     800,135
Ergonomic workplace risk assessment(3)                   204,096      76,169
                                                      ----------  ----------
                                                      $  752,077  $1,138,304
                                                      ==========  ==========

     (1) Revenue from licensing and development fees of intelligent surface technology declined $165,527 in 1995 from 1994 and accounted for 13% of net revenue in 1995 versus 23% in 1994. The revenue in both 1995 and 1994 is attributable to the two licensing agreements signed in 1994 with Reebok for Intelligent Footwear and Athletic Sport and Fitness Equipment and Lumex for Intelligent Medical Procedure Equipment. Revenue from intelligent products includes the initial payments for licensing the Intelligent Surface Technology as well as fees associated with the development of the prototypes for the specific applications.

     (2) Ergonomic product analysis and redesign provided 60% of the Company's revenue in 1995 compared to 70% in 1994. The $348,627 decrease in 1995 from 1994 reflects a contract primarily to resell computer equipment with IPTN (the "Indonesian Contract") for $700,000 which accounted for $665,000 of revenue in 1994 and only $35,000 in 1995.

     (3) Revenue from ergonomic workplace assessment increased $127,927 in 1995 from 1994 and accounted for 27% of net revenue in 1995 versus 7% in 1994. The increase is primarily attributed to the Company's success in obtaining additional contracts with certain utilities.

     Direct costs  decreased  $584,112,  to $556,586 in 1995 from  $1,140,698 in
1994 primarily due to: (1) costs in 1994 associated with the Indonesian Contract which represented 47% of the total cost of sales and (2) a change in estimate in 1994 on certain licensing agreements, whereby the Company recorded approximately $224,000 of additional costs and accruals for losses on certain contracts.

     Selling, general and administrative expenses decreased $420,408, or 18%, to $1,918,817 in 1995 from $2,339,225 in 1994. The decrease was primarily attributable to a reduction in salaries and benefits as a result of the elimination of certain positions and the reduction in certain marketing expenses.

     The Company's research and development costs increased $20,297 to $140,767 in 1995 from $120,470 in 1994. The increase reflects the costs to develop several components relating to certain applications of the intelligent surface technology. During 1995 the Company progressed in the development of the technology of several of the components relating to certain applications of the intelligent surface technology. For certain other applications, significant development is required. In the area of Intelligent Surface Technology, the licensees may share in development costs through the payment of licensing fees. In 1993 the Company incurred $57,208 of research and development costs.

     Interest and other income increased $19,977 to $174,613 in 1995 from $154,636 in 1994. The increase is primarily attributable to net realized losses in 1994 of $61,612 on the sale of available-for-sale securities. This was partially offset by the reduction of interest income in 1995, which reflects the reduction of assets available for investment as compared to 1994.

     The loss on investments recognized in 1994 includes the following two items: 1) In December 1994, the Company agreed to terminate its joint venture with ErgoRisk Services, Inc. (Canada). Under the terms of the joint venture entered into in July 1994, the Company granted ErgoRisk Services, Inc. (Canada) an exclusive right to market the EARLY(R) System in Canada. The joint venture was terminated in conjunction with the Company's decision to change its marketing plans from a broad based approach to a selective market approach. Under the termination agreement, the Company purchased 100% of the common stock in ErgoRisk Services, Inc. (Canada) for $65,000, and subsequently wrote off the investment. 2) The Company recognized a loss of $16,500 from the write-off of the remaining investment of a partnership interest.

     Due to the net losses and the accounting rules in accordance with Financial Accounting Standards Board Statement No. 109, there was no provision for income taxes in 1995 and 1994.

     As a result of all of the above, the net loss in 1995 decreased $699,473 to $1,689,480 from $2,388,953 in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and held-to-maturity securities decreased $1,959,263 to $2,208,858 at December 31, 1995 from $4,168,121 at December 31, 1994.
Consequently, working capital decreased $1,562,020 to $2,155,767 at December 31, 1995 from $3,717,787 at December 31, 1994. The decreases were primarily attributable to the net loss incurred in 1995.

     The Company expects that its working capital, together with revenue from operations, will be sufficient to meet liquidity and capital requirements through 1996. It may be necessary for the Company to raise additional funds in 1996 in order to accelerate the commercialization of the Intelligent Surface Technology and the remarketing of Mannequin(R). Longer term cash requirements are dictated by a number of external factors, which include, among others, the Company's ability to introduce new competitive products and services, and license its Intelligent Surface Technology for additional applications.

     The   Company  has  no  material   commitments   for  any  future   capital
expenditures.

     Accounts receivable, net of the allowance for doubtful accounts, increased to $135,995 at December 31, 1995, from $119,855 at December 31, 1994. Three customers comprised 83% of the balance at December 31, 1995.

     Prepaid expenses and other current assets increased slightly to $233,585 at December 31, 1995 from $230,480 at December 31, 1994. Other current assets principally include profits and expenses for services rendered but are not yet billable.

     Accounts payable, accrued expenses and sundry liabilities decreased to $422,671 at December 31, 1995 from $700,669 at December 31, 1994. The decrease resulted primarily from the Company's performance in 1995 which satisfied a significant portion of the accruals made in 1994 relating to the downsizing of the ergonomic workplace assessment services, accruals for services to be provided in excess of revenue received or to be received, accruals for professional fees in connection with the filing of the Company's Form SB-2 and Form S-3 Registration Statements and accruals related to written off investments.

     In April, 1995, the Company agreed to exchange a shareholder's investment in one of the Company's subsidiaries for 100,000 common shares of the Company. The investor had purchased shares of the subsidiary in 1993 for $100,000, resulting in the recording of deferred revenue. As a result of the exchange agreement, the deferred revenue was converted into the Company's common stock ($1,000) and paid-in-surplus ($99,000) accounts.

     The Company's net revenue was $752,077 in 1995. The Company does not anticipate any royalty revenue in 1996 associated with its current licensing agreements. The Company believes that commercialization of its Intelligent Surface Technology through the licensing agreements will commence in 1997 and continue in subsequent years. Revenue will be generated in 1996 through product ergonomic consulting services, ergonomic workplace assessments and revenue that may result if the Company is successful in licensing its Intelligent Surface Technology for additional applications.


ITEM 7.  FINANCIAL STATEMENTS
     The response to Item 7 is submitted as a separate section of this Report.



ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Pursuant to General Instruction E(3) for Form 10-KSB, the information required by Item 405 of Regulation S-B is hereby incorporated by reference from the Company's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.


     ITEM 10. EXECUTIVE COMPENSATION Pursuant to General Instruction E(3) for Form 10-KSB, the information required by this Item 10 is hereby incorporated by reference from the Company's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction E(3) for Form 10-KSB, the information required by this Item 11 is hereby incorporated by reference from the Company's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction E(3) for Form 10-KSB, the information required by this Item 12 is hereby incorporated by reference from the Company's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits.

3.1   Restated Certificate of Incorporation(1)
3.2   Restated and Amended By-Laws(1)
4.1   Underwriter's Unit Purchase Option(4)
4.2   Finder's Unit Purchase Option(4)
4.3   Warrant Agreement(4)
4.4   Form of Senior Secured Convertible Promissory Note (5)
4.5   Form of Class C common Stock Purchase Warrant(5)
4.6   Form of Class D Common Stock Purchase Warrant(5)
4.7   RevisedForm of Amendment No. 1 to Warrant Agreement(7)
4.8   Revised Form of Class E Common Stock Purchase Warrant(7)
10.1  Stock Redemption Agreement(1)
10.2  1989 Stock Option Plan(1)
10.3  Employment Agreement with Dr. Clifford M. Gross(1)
10.4  Employment Agreement with Arthur Fein(1)
10.5  Bridge Warrant(1)
10.6  Bridge Note and Related Loan Agreement(1)
10.7  Consulting Agreement with Lear Siegler Seating Corporation(1)
10.8  Extension Agreement to Redemption Agreement (Exhibit 10.1)
10.9  Consulting Agreement dated August 1, 1988 with NRC Resources Group,Inc.(1)
10.10 General Release of NRC Resources Group, Inc.(1)
10.11 Mortgage Note and Related Loan Agreement and Mortgage and Security Agreement(1)
10.12 Second Extension Agreement to Redemption Agreement(4)
10.13 Merger and Acquisition Agreement with D.H. Blair & Co., Inc.(4)
10.14 1989 Nonstatutory Stock Option Plan(2)
10.15 Consulting Agreement with D.H. Blair & Co., Inc.(4)
10.16 Consulting Agreement with Steelcase, Inc.(2)
10.17 License  and  Manufacturing  Agreement  with  MicroComputer  Accessories,
          Inc.(4)
10.18 Employment Agreement with Cynthia Roth(4)
10.19 Employment Agreement with Kenneth Goodman(4)
10.20 Form of Employment Agreement with Ava Stern(4)
10.21 Form of Employment Agreement with William G. Sirois(4)
10.22 Lease of Premises at 1800 Walt Whitman Road, Melville, New York(4)
10.23 Consulting Agreement dated as of February 1, 1990 with NRC Resources Group, Inc.(4)
10.24 Underwriting Agreement (for IPO) with D.H. Blair & Co., Inc.(4)
10.25 Securities Purchase Agreement dated June 25, 1991 among the Company, the Purchasers and D.H. Blair & Co., Inc. (5)
10.26 Security Agreement dated as of June 25, 1991 between the Company and D.H. Blair & Co., Inc., as Purchasers' Representative(5)
10.29 Employment Agreement dated as of June 20, 1991 between David A. Deutsch and the Company(5)
10.30 Letter of Understanding between Kenneth A. Goodman and the Company(5)
10.31 Employment Agreement dated as of August 1, 1991 between Joel Sher and the Company(5)
10.32 Amendment to 1989 Stock Option Plan(5)
10.33 Distributor Agreement with Techexport, Inc.(3)
10.34 Partnership Agreement dated December 28, 1992 for Ergonomic Solutions Group (ESG)(8)
10.35 License Agreement dated December 28, 1992, between the Company and ESG (8)
10.36 Development and Licensing Agreement dated March 5, 1993 between the Company and McCord Winn Textron, Inc. (8)
10.37 Agreement dated August 22, 1992 between the Company and PT Industry Pesawat Terbang Nusantara (IPTN) (8)
10.38 Further Amendments to 1989 Stock Option Plan (8)
10.39 Amendment to Development and Licensing Agreement dated October 27, 1993 between the Company and McCord Winn Textron. (10)
10.40 Investors Consulting Agreement with Strategic Growth International Inc.(9)
10.41 Agreement dated December 22, 1993 between the Company and PT Industri Pesawat Terbank Nusantara (IPTN)(9)
10.42 Agreement dated September 29, 1993 between the Company, McCord Winn Textron, Inc. and Lear Seating Company. (9)
10.43 Development and Licensing Agreement dated January 4, 1994 between the Company and Reebok International Ltd. (9)
10.44 Development and License Agreement dated September 28, 1994 between the Company and Lumex, Inc.
10.45 Employment Agreement dated October 13, 1994 between Michael Strauss and the Company (10)
10.46 Letter Agreement dated February 15, 1996 between the Company and McCord Winn Textron, Inc. to extend the Development and License Agreement dated March 5, 1993 (Filed Herewith)
21.00 Subsidiaries of the Company (Filed Herewith)
27.00 Financial Data Schedule (Filed Herewith)

(1) Filed as an Exhibit to Registrant's Registration Statement on Form S-18 (file no. 33-31282) and incorporated herein by reference thereto.

(2) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (file no. 0-18109) and incorporated herein by reference thereto.

(3) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (file no. 0-18109) and incorporated herein by reference thereto.

(4) Filed as an Exhibit to Registrant's Registration Statement on Form S-1 (file no. 33-38204) and incorporated herein by reference thereto.

(5) Filed as an Exhibit to Post Effective Amendment No. 1 to Registrant's Registration Statement on Form S-1 (file no. 33-38204) and incorporated herein by reference thereto.

(6) Filed as an Exhibit to Post Effective Amendment No. 2 to Registrant's Registration Statement on Form S-1 (file no. 33-38204) and incorporated herein by reference thereto.

(7) Filed as an Exhibit to Post-Effective Amendment No. 3 to Registrant's Registration Statement on Form S-1 (file no. 33-38204) and incorporated herein by reference thereto.

(8) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992 (file no. 0-18109) and incorporated herein by reference thereto.

(9) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 (file no. 0-18109) and incorporated by reference thereto.

(10) Filed as an Exhibit to Registrant's Form 10-QSB/A filed December 5, 1994 amending the Form 10-QSB for quarterly period ended September 30, 1994 (file no. 0-18109) and incorporated by reference thereto.

(11) Filed as an Exhibit to Registrant's Form 10-QSB/A for the fiscal year ended December 31, 1993 (file no. 0-18109) and incorporated by reference thereto.

(12) Filed as an Exhibit to Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 (file no. 0-18109) and incorporated by reference thereto.

AVAILABLE INFORMATION

     Registrant will furnish any exhibits listed but not contained herein to any beneficial owner of its securities upon receipt of a written request from such person. Requests should be directed to Shareholder Relations Department, BCAM International, Inc., 1800 Walt Whitman Road, Melville, New York 11747. (b) During the fourth quarter of the period covered by this Report, the Company filed no reports on Form 8-K.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                            BCAM International, Inc.




                          By: /s/ Michael Strauss
                             --------------------
                                 Michael Strauss
                              Chairman of the Board
                                  of Directors
                             Chief Executive Officer
                          (Principal Executive Officer)
                               Date: March 29,1996



                         By: /s/ Daniel Benjamin
                             -------------------
                                 Daniel Benjamin
                           Chief Financial Officer and
                               Corporate Secretary
                         (Principal Accounting Officer)
                              Date: March 29, 1996

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Michael Strauss     Chairman of the Board                     March 29, 1996
Michael Strauss            of Directors
                           and Chief Executive Officer
                           (Principal Executive Officer)


/s/ Daniel Benjamin     Chief Financial Officer and               March 29, 1996
Daniel Benjamin            Corporate Secretary
                           (Principal Accounting Officer)


/s/ Robert P. Wong      Director, Vice Chairman and               March 29, 1996
Robert P. Wong              Chief Technology Officer


/s/ Julian H. Cherubini Director                                  March 29, 1996
Julian H. Cherubini


/s/ Lawrence N. Cohen   Director                                  March 29, 1996
Lawrence N. Cohen


/s/ Joel L. Gold        Director                                  March 29, 1996
Joel L. Gold


/s/ Glenn F. Santmire   Director                                  March 29, 1996
Glenn F. Santmire

                          Annual Report On Form 10-KSB
                           Item 7, Item 13(a) and (b)
                          List Of Financial Statements
                                Certain Exhibits
                        Consolidated Financial Statements
                          Year ended December 31, 1995
                            BCAM International, Inc.
                 (formerly Biomechanics Corporation of America)
                               Melville, New York

                        Form 10-KSB - Item 13(a) and (b)

                            BCAM International, Inc.
                 (formerly Biomechanics Corporation of America)

                          Index of Financial Statements


The following consolidated financial statements of BCAM International, Inc. (formerly Biomechanics Corporation of America) are included in Item 7:

   Report of Independent Auditors..........................................F-1

   Consolidated balance sheet - December 31, 1995..........................F-2

   Consolidated statements of operations -
     Years ended December 31, 1995 and 1994................................F-3

   Consolidated statements of common shareholders' equity -
     Years ended December 31, 1995 and 1994................................F-4

   Consolidated statements of cash flows -
     Years ended December 31, 1995 and 1994 ...............................F-5

   Notes to consolidated financial statements...... .......................F-6

ERNST & YOUNG LLP

                         Report of Independent Auditors

Shareholders and Board of Directors
BCAM International, Inc.

     We have audited the accompanying consolidated balance sheet of BCAM International, Inc., (formerly Biomechanics Corporation of America) as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BCAM International, Inc. at December 31, 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                  /s/ Ernst & Young LLP

Melville, New York
February 27, 1996

                                                       BCAM International, Inc.
                                            (formerly Biomechanics Corporation of America)

                                                      Consolidated Balance Sheet

                                                           December 31, 1995

ASSETS
Current assets:
   Cash and cash equivalents                                                             $        701,686
   Held-to-maturity securities                                                                  1,507,172
   Accounts receivable - trade, less allowance for doubtful accounts of $38,326
                                                                                                  135,995
   Prepaid expenses and other current assets                                                      233,585
                                                                                        -------------------
Total current assets                                                                            2,578,438
Property, plant and equipment, at cost:
   Furniture and fixtures                                                                         220,318
   Equipment                                                                                      587,511
   Leasehold improvements                                                                          50,519
                                                                                        -------------------

                                                                                                  858,348
Less accumulated depreciation and amortization                                                    584,371
                                                                                        -------------------

                                                                                                  273,977
Other assets, principally patents (net of accumulated amortization of $159,979)
                                                                                                  181,812
                                                                                        -------------------
Total assets                                                                             $      3,034,227
                                                                                        ===================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                      $         52,382
   Accrued expenses and sundry liabilities                                                        370,289
                                                                                        -------------------
Total current liabilities                                                                         422,671
Other liabilities                                                                                   7,843
Commitments and contingencies                                                                           -
Acquisition preferred stock, par value $.01 per share - authorized 750,000
   shares, no shares issued or outstanding                                                              -
Common shareholders' equity:
   Common stock, par value $.01 per share - authorized 40,000,000 shares, 15,620,415
     shares issued and 14,857,233 shares outstanding                                              156,204
   Paid-in surplus                                                                             15,033,759
   Deficit                                                                                    (11,687,150)
                                                                                        -------------------

                                                                                                3,502,813
     Less 763,182 treasury shares                                                                (899,100)
                                                                                        -------------------
                                                                                                2,603,713
                                                                                        -------------------
Total liabilities and shareholders' equity                                               $      3,034,227
                                                                                        ===================
See accompanying notes.




                                                       BCAM International, Inc.
                                            (formerly Biomechanics Corporation of America)

                                                 Consolidated Statements of Operations



                                                                              Year ended December 31
                                                                              1995              1994
                                                                   --------------------------------------

Net revenue                                                         $        752,077     $    1,138,304
Interest and other income                                                    174,613            154,636
                                                                   --------------------------------------

                                                                             926,690          1,292,940
                                                                   --------------------------------------

Costs and expenses:
   Direct costs of revenue                                                   556,586          1,140,698
   Selling, general and administrative                                     1,918,817          2,339,225
   Research and development                                                  140,767            120,470
   Loss on investments                                                             -             81,500
                                                                   --------------------------------------

                                                                           2,616,170          3,681,893
                                                                   --------------------------------------
Net loss                                                            $     (1,689,480)       $(2,388,953)
                                                                   ======================================

Net loss per share                                                  $         (.11)      $       (.16)
                                                                   ======================================

Weighted average number of common shares and common equivalent
   shares outstanding                                                     14,818,055         14,681,530
                                                                   ======================================

See accompanying notes.

                                       F-3


                                                                   BCAM International, Inc.
                                                        (formerly Biomechanics Corporation of America)

                                                    Consolidated Statements of Common Shareholders' Equity



                                  COMMON STOCK $.01 PAR VALUE                                              SHARES HELD
                                ------------------------------  PAID-IN                                        IN
                                   SHARES         AMOUNT        SURPLUS        DEFICIT         SUBTOTAL     TREASURY       TOTAL
                                ----------------------------------------------------------------------------------------------------

Balance at January 1, 1994        15,372,039     $153,720      $15,015,223  $ (7,608,717)    $7,560,226     $(899,100)  $ 6,661,126
Shares issued in connection
   with private placements            16,870          169           16,584             -         16,753             -        16,753
Exercise of finders options            4,239           42            6,104             -          6,146             -         6,146
Exercise of common stock
   warrants                           71,767          718           61,495             -         62,213             -        62,213
Exercise of stock options             55,500          555           67,920             -         68,475             -        68,475
Registration and issuance
   costs                                   -            -         (173,268)            -       (173,268)            -      (173,268)
Net loss                                   -            -                -    (2,388,953)    (2,388,953)            -    (2,388,953)
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 1994      15,520,415      155,204       14,994,058    (9,997,670)     5,151,592      (899,100)    4,252,492
Shares issued in connection
   with conversion  of
   BCA Services, Inc. stock          100,000        1,000           99,000             -        100,000             -       100,000
Registration and issuance costs            -            -          (59,299)            -        (59,299)            -       (59,299)
Net loss                                   -            -                -    (1,689,480)    (1,689,480)            -    (1,689,480)
                                 ===================================================================================================
Balance at December 31, 1995      15,620,415     $156,204      $15,033,759  $(11,687,150)    $3,502,813     $(899,100)  $ 2,603,713
                                 ===================================================================================================

See accompanying notes.


                                      F-4


                                                                   BCAM International, Inc.
                                                        (formerly Biomechanics Corporation of America)

                                                             Consolidated Statements of Cash Flows

                                                                             Year ended December 31
                                                                             1995             1994
                                                                       ------------------------------------
OPERATING ACTIVITIES
Net loss                                                                    $(1,689,480) $    (2,388,953)
Adjustments to reconcile net loss to net cash used in operating activities:
     Provision for doubtful accounts                                             34,726                -
     Depreciation and amortization                                              167,127          143,879
     Amortization of premium on held-to-maturity securities                           -            9,966
     Interest accretion on held-to-maturity securities                         (114,370)        (110,736)
     Loss on sale of available-for-sale securities                                    -           61,612
     Changes in operating assets and liabilities:
        Accounts receivable                                                     (50,866)          65,114
        Prepaid expenses and other current assets                                (3,105)          42,364
        Other assets                                                            (49,492)        (149,404)
        Accounts payable, accrued expenses and sundry liabilities
                                                                               (277,998)         563,467
        Other liabilities                                                       (26,888)         (24,990)
                                                                       ------------------------------------

Net cash used in operating activities                                        (2,010,346)      (1,787,681)
                                                                       ------------------------------------

Investing activities
Purchases of property, plant and equipment                                       (5,188)         (88,749)
Proceeds from sale of equipment                                                   1,200            1,050
Purchases of available-for-sale securities                                            -         (167,820)
Purchases of held-to-maturity securities                                     (2,799,782)      (4,161,884)
Proceeds from sale of available-for-sale securities                                   -        2,312,686
Proceeds from sale of held-to-maturity securities                             4,535,000        3,211,000
                                                                       ------------------------------------
Net cash provided by investing activities                                     1,731,230        1,106,283
                                                                       ------------------------------------

Financing activities
Net proceeds from sale of common stock and exercise of warrants
                                                                                      -           85,112
Net proceeds from exercise of stock options                                           -           68,475
Payment of stock registration and issuance costs                                (59,299)        (173,268)
Redemption of convertible preferred stock                                             -          (16,473)
                                                                       ------------------------------------
Net cash used in financing activities                                           (59,299)         (36,154)
                                                                       ------------------------------------
Decrease in cash and cash equivalents                                          (338,415)        (717,552)
Cash and cash equivalents at beginning of year                                1,040,101        1,757,653
                                                                       ------------------------------------
Cash and cash equivalents at end of year                                  $     701,686    $   1,040,101
                                                                       ====================================
See accompanying notes.

                                       F-5

                            BCAM International, Inc.
                 (formerly Biomechanics Corporation of America)

                   Notes to Consolidated Financial Statements

                                December 31, 1995


1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

     Biomechanics Corporation of America was organized in 1984 to provide a broad range of consulting services using the principles of ergonomics and biomechanics. These principles combine elements of engineering and physical medicine in the design of products, tools and manufacturing processes which are suited to be more compatible with the human body. As part of its consulting services, the company utilizes computer analysis and certain proprietary technology to quantify forces acting on the human body as it engages in particular activities. Management has decided to concentrate its business on integrating its patented Intelligent Surface Technology to develop and license intelligent products. The company also provides product analysis and redesign, and ergonomic workplace risk assessment services.

     On June 22, 1995, the company's shareholders approved a change of the name of the corporation to BCAM International, Inc.

     The consolidated financial statements include the accounts of BCAM International, Inc. and its subsidiaries, BCA Services, Inc. (formerly ErgoRisk Services, Inc.), ErgoRisk Services, Inc. (Canada), which was acquired in
December 1994, and BCAM Technologies, Inc. (formerly BCA Associates, Inc.), which was formed in December 1992, (collectively referred to as the "Company"). BCA Services, Inc. was established in December 1993 to directly focus on providing comprehensive ergonomic laboratory assessment services to U.S. manufacturing and service industries for measuring the potential risk of muscoloskeltal injury. ErgoRisk Services, Inc. (Canada) was purchased for $65,000 to effectively terminate a joint venture, and was subsequently written off. The operations of BCAM Technologies, Inc., which were not significant, were terminated in December 1993.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 1995 consist of demand and money market accounts with U.S. banks ($48,263) and a money market account with a U.S. investment institution ($653,423).

                            BCAM International, Inc.
                 (formerly Biomechanics Corporation of America)

             Notes to Consolidated Financial Statements (continued)




2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

HELD-TO-MATURITY SECURITIES

     Management determines the appropriate classifications of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has classified $1,507,172 of securities as "held-to-maturity securities" at December 31, 1995. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity and such securities are stated at amortized cost. Interest and dividends are included in interest and other income. Realized gains and losses, and declines in value, if they are judged to be other than temporary, are also included in interest and other income. For the year ended December 31, 1995, there was no decline in value of such securities.

     At December  31, 1995,  the  held-to-maturity  securities  are Federal Farm
Credit Bank Securities and are contractually due to mature within one year. There are no unrealized gains or losses related to such securities.

USE OF ESTIMATES


REVENUE

     Revenue is recognized when products are shipped or as services are rendered, no significant obligations remain outstanding and collection of the accounts receivable, in management's estimation, is deemed probable.

PROPERTY, PLANT AND EQUIPMENT

     Depreciation is computed using the straight-line method at rates based on the estimated useful lives of the related assets. The estimated useful lives for furniture and fixtures is 10 years and equipment is 7 years. Leasehold improvements are amortized over the lease term or estimated useful life of the improvements, whichever is shorter.

PATENTS

     Patents, which are initially capitalized at cost, are being amortized by the straight-line method over the estimated useful lives of the underlying patents.

RESEARCH AND DEVELOPMENT

     Research and development costs are charged to operations in the period incurred.

INCOME TAXES

     The Company accounts for income taxes using Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes." At December 31, 1995, the Company has net operating loss carryforwards of approximately $12,143,000 for income tax purposes, expiring through 2010.

     At December 31, 1995 and 1994, deferred tax assets approximating $4,129,000 and $3,546,000, respectively, arising from the future availability of net operating loss carryforwards have been offset in full by valuation allowances in accordance with FASB Statement No. 109.

NET LOSS PER SHARE

     Net loss per share has been computed on the basis of the weighted average number of common shares outstanding. Common stock equivalents have been excluded because their effect is antidilutive.

FUTURE ACCOUNTING POLICY CHANGES

     The FASB has issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company will adopt Statement No. 121 in 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

     In 1995, the FASB also issued Statement No. 123, "Accounting for Stock-Based Compensation," which requires all companies to either recognize expense for stock-based awards based on their fair market value on the date of grant, or provide proforma disclosures of the effects "as if" the company had recognized the stock-based compensation expense. As provided by this new accounting pronouncement, the Company will adopt the new rules in 1996; however, management has not yet estimated the potential impact, if any, that these changes will have on the Company's operating results and financial position.

3. CONVERTIBLE PREFERRED STOCK

     In November 1989, the Company issued 2,250,000 shares of convertible preferred stock in the form of a stock dividend on a pro rata basis to holders of common stock. Immediately following issuance, 602,680 of such shares were redeemed by the Company pursuant to a redemption agreement with certain common shareholders.

     The holders of the convertible preferred stock had the right to vote, along with the holders of the common stock, on any and all matters which stockholders may vote, and had a nominal noncumulative dividend right entitling them to receive a dividend in the amount of $.0001 per share before any dividends may be paid or declared upon any shares of the Company's common stock. Shares of convertible preferred stock were nontransferable and were subject to mandatory redemption on April 15, 1994 (if such shares were not previously converted into common stock), effective as of January 1, 1994, at $.01 per share. The convertible preferred stock was convertible into common stock at various rates and times, if certain pretax earnings were achieved. Since the pretax earnings were not achieved the convertible preferred stock issued was redeemed effective January 1, 1994, for a total of $16,473.

4. ACQUISITION PREFERRED STOCK

     The  Company  is  authorized  to issue  750,000  shares of its  acquisition preferred stock, $.01 par value, none of which are presently issued and outstanding. The acquisition preferred stock is only permitted to be issued as consideration pursuant to (i) a statutory merger or consolidation as to which the Company is the surviving entity, (ii) the acquisition by the Company of substantially all the assets or business of another entity or (iii) the acquisition by the Company of 50% or more of the voting securities of another entity. The acquisition preferred stock is issuable from time to time in one or more series. Subject to prior liquidation rights of the convertible preferred stock, the Board of Directors is authorized to fix, before issuance, the voting powers, if any, the designations, preferences and any other rights, qualifications, limitations and restrictions applicable to each series of acquisition preferred stock, including, without limitation, dividend rates and conditions, dividend preferences, conversion and redemption rights and liquidation preferences.

5. COMMON SHAREHOLDERS' EQUITY

     On January 24, 1990, the Company issued and sold 1,100,000 units for $4.00 per unit in connection with a public offering. The net proceeds, after accounting for direct expenses of the offering, were approximately $3,397,000. On February 26, 1990, the underwriter issued and sold an additional 165,000 units at $4.00 per unit resulting from the exercise of the overallotment option and the Company received net proceeds of $574,200. Each unit consists of three shares of common stock and two Class A warrants. Each Class A warrant is exercisable to purchase one share of common stock and one Class B warrant at a price of $2.00, subject to adjustment, commencing one year from the date of the Prospectus (January 17, 1990) until January 17, 1997 (extended from January 16,
1995) subject, in certain circumstances, to earlier redemption by the Company. As a result of the dilutive effects of private placements (see Note 8) and the Discounted Warrant Plan (see below), the number of shares issuable under and the exercise price of the Company's Class B warrants, which may be exercised commencing upon issuance until January 17, 1997 (extended from January 16,
1995), have been adjusted such that each Class B warrant, as adjusted, entitles the holder to purchase one and two tenths (1.2) shares (originally one share) of Common stock at an adjusted price that varies from $2.69 to $3.23 (originally $3.33 to $4.67) per share. As a result of the issuance of approximately 1,717,000 Class E warrants pursuant to the Discounted Warrant Plan, each Class A warrant remaining unexercised entitles the holder thereof to purchase one and two-tenth (1.2) (originally one share) shares of common stock and one Class B warrant at an adjusted price per share, subject to further adjustment, of $1.72. Since the Company has satisfied the condition of redemption, namely the closing bid price of common stock of the Company exceeding $2.67 for a period of 30 consecutive business days, the remaining Class A Warrants were called effective November 19, 1993. The Company extended the redemption date to December 20, 1993 and 807,659 Class A Warrants were exercised resulting in the issuance of 969,191 shares of common stock and 807,659 Class B Warrants exercisable to purchase 969,191 shares of common stock and receipt by the Company of net proceeds of $1,667,008.

     In connection with the public offering, the Company sold 110,000 Unit Purchase Options (the "Unit Options") to the underwriter and a finder on January 24, 1990 for a nominal consideration. The units purchasable upon exercise of the Unit Options are identical to the units sold in the public offering, except that the warrants included therein are not redeemable. The Unit Options are exercisable at 130% of the public offering price subject to certain antidilution adjustments. The Unit Options are exercisable during the five-year period (originally three-years) commencing two years from the date of the public offering, expiring January 17, 1997. As a result of the dilutive effects of the private placement, the number of Unit Options has been increased to 127,547 and the unit price adjusted to $4.35 per unit (originally $5.20 per unit). Pursuant to a settlement agreement certain Unit Purchase Option holders surrendered for exercise in full 30,369 units in a cashless transaction that provided them with 85,674 shares of common stock representing the excess of the fair market value of the common stock and Class A warrants, over the exercise price of the Unit. At December 31, 1995, there were 97,178 units (underwriter) and 1,568 units (finder) outstanding.

     In October 1991, the Board of Directors of the Company approved a Discounted Warrant Plan, providing for 1) a reduction in the price of each Class A warrant which was exercised during the Class A Limited Exercise Period (expired in 1992) from $2.00 to the discounted price of $1.50 per share of common stock, and 2) the issuance to each holder who exercised a discounted Class A warrant during the Class A Limited Exercise Period, a Class E warrant, in lieu of a Class B warrant, which has the same terms and conditions as the Class B warrants, except that the price of each Class E warrant was reduced to the discounted price of $1.25 per share of common stock until the expiration date on January 17, 1997 (extended from January 16, 1995).

     Pursuant to the Discounted Warrant Plan, approximately 1,717,000 Class A warrants were exercised resulting in the issuance of approximately 1,717,000 shares of common stock and 1,717,000 Class E warrants exercisable to purchase approximately 1,888,700 shares of common stock and the receipt by the Company of net proceeds of approximately $2,500,000. During the year ended December 31, 1993, 1,022,825 Class E warrants were exercised resulting in an issuance of 1,125,109 shares of common stock and receipt by the

Company of net proceeds of $1,406,464. In connection with the exercise of the E warrants, options to purchase 38,508 unregistered shares of common stock exercisable at prices ranging from $3.31 through $3.44 per share were issued to two registered brokerage houses, as an inducement for their exercise of the aforementioned Class E warrants. The options are exercisable for 18 months from the dates of exercise of the Class E warrants (October 1993). In addition, through December 31, 1992, 202,588 Class E warrants were exercised resulting in the issuance of approximately 223,000 shares of common stock and the receipt by the Company of net proceeds of approximately $280,000. In connection with the Discounted Warrant Plan, the Board of Directors issued in 1992 an aggregate of 166,154 restricted shares of common stock of the Company to two registered brokers, in full payment of the compensation due them for soliciting the exercise of the Class A warrants.

     In June 1991, Class D warrants exercisable over a five-year term to purchase 176,250 shares of common stock at $2.00 per share and Class C warrants exercisable over a five and one-half year term (originally five-year term) to purchase 200,000 shares of common stock at $1.00 per share were issued in connection with the private placement (see Note 8). As a result of the exercise of Class E warrants and pursuant to provisions for adjustment of the exercise price of the Company's Class D warrants, each Class D warrant entitles the holder to purchase approximately two and three-tenths (2.3) (originally one share) shares of common stock at an adjusted price per share, subject to further adjustment, of approximately $.88 per share and each Class C warrant to purchase 228,571 (originally 200,000) shares of common stock at $.88 per share. Through December 31, 1995, 173,750 Class D warrants have been exercised resulting in an issuance of 397,143 shares of common stock and the receipt by the Company of $347,500 and 63,334 Class C warrants have been exercised resulting in an issuance of 72,334 shares of common stock and the receipt by the Company of $63,344.

     Effective June 22, 1995, the Company's shareholders voted to increase the number of authorized common stock from 20 million shares to 40 million shares.

Common shares reserved for future issuance as of December 31, 1995 are as follows:

Units sold in public offering in 1990:
   Class B warrants                                                     969,191
   Class E warrants                                                     540,745
Third party options (Note 6)                                            405,000
Unit Options                                                            766,083
1989 Stock Option Plan (Note 6)                                         452,000
1989 Nonstatutory Plan (Note 6)                                         100,000
1995 Stock Option Plan                                                2,000,000
Warrants issued in private placement in 1991 (Note 8):
   Class C warrants                                                     156,189
   Class D warrants                                                       5,714
                                                              -----------------
                                                                      5,394,922
                                                              =================

6. STOCK OPTIONS

     In June 1995, the shareholders of the Company approved the adoption of the 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan provides for the granting of incentive stock options ("ISOs") and/or nonqualified stock options to employees, directors or consultants of the Company to purchase an aggregate of 2,000,000 shares of the Company's common stock. The option price per share for ISOs granted under the 1995 Plan shall not be less than the fair market value of the Company's common stock on the date of grant. Furthermore, the option price per share shall be determined by the Board of Directors. Options vest based on certain provisions related principally to future services. Options are exercisable over various periods up to ten years from the date of grant. No option may be granted under the 1995 Plan after June 2005. At December 31, 1995, there were 67,500 shares available for granting of future options. The 1995 Plan replaced all prior option plans and no further options will be granted under the prior option plans.

     In 1989, the shareholders of the Company approved the adoption of a 1989 Stock Option Plan (the "1989 Plan"). The 1989 Plan provided for the granting of incentive stock options and/or nonqualified stock options to key employees and consultants to purchase shares of the Company's common stock at a price per share not less than the fair market value on the date of grant. In 1992, the Plan was amended to (a) increase the number of shares to 1,565,957, (b) permit the granting of nonqualified stock options at a price per share less than the fair market value of the Company's common stock on the date of grant and (c) permit options to be exercised up to two years after termination of employment under certain circumstances. Options vest based on certain provisions related principally to future services. Options are exercisable over various periods up to six years from the date of grant. Pursuant to the terms of the 1995 Plan, no options may be granted under the 1989 Plan subsequent to June 22, 1995.

     In 1989, the Company also adopted a Nonstatutory Stock Option Plan (the "1989 Nonstatutory Plan") for directors. Under the 1989 Nonstatutory Plan, the Company could grant options for the purchase of an aggregate of 355,000 shares of common stock at not less than fair market value at the date of grant. The options expire at various dates. Pursuant to the terms of the 1995 Plan, no options may be granted under the 1989 Nonstatutory Plan subsequent to June 22, 1995.

     Option activity during each of the two years ended December 31, 1995 for the 1989 Plan and the 1989 Nonstatutory Plan is summarized as follows:

                                                  1989 Plan                1989 Nonstatutory Plan
                                             Shares Under Option            Shares Under Option
                                       ---------------------------------------------------------------
                                         Option price  Number of Shares  Option price per   Number of
                                          per share                          share          shares
                                       ----------------------------------------------------------------

     Balance at January 1, 1994                               786,008                        115,000
     Granted                           $1.63 to $3.47         265,000     $1.68 to $2.56      98,333
     Exercised                         $1.10 to $1.50         (48,000)        $1.13           (7,500)
     Cancelled/expired                 $1.31 to $3.19         (15,000)        $1.13          (15,000)
                                                       -----------------                  -----------

     Balance at December 31,1994                              988,008                        190,833
     Granted                               $ .92              119,000                              -
     Cancelled/expired                 $ .92 to  $3.47       (655,008)     $1.13 to $2.56    (90,833)
                                                       -----------------                  -----------
     Balance at December 31,1995                              452,000                        100,000
                                                       =================                  ===========

     Option activity during the year ended December 31, 1995 for the 1995 Plan is summarized as follows:
                                                          1995 Plan
                                                    Shares Under Option
                                              --------------------------------
                                                Option price per   Number of
                                                     share          shares
                                              --------------------------------

           Balance at January 1, 1995                                      -
           Granted                             $.92 to $1.68       1,962,500
           Cancelled/expired                           $ .92         (30,000)
                                                                  -----------
           Balance at December 31,1995                             1,932,500
                                                                  ===========

     In addition, during 1995, the Company granted 300,000 fully vested nonstatutory stock options at fair market value to a third party, which are exercisable for a period of eighteen months at a price of $1.05 per share, and 5,000 nonstatutory stock options at fair market value to a third party, which vest ratably over four years and are exercisable for a period of five years at a price of $1.52 per share. Further, in 1994 the Company granted 100,000 nonstatutory stock options at fair market value to a third party, which vest ratably over two years and are exercisable for a period of five years at a price of $1.69 per share. At December 31, 1995, all of the 405,000 options are outstanding.

7. LEASES

     In May 1995, the Company renewed its office lease for a term extending from April 1, 1995 through March 31, 2000. Additionally, the Company has entered into various operating leases for equipment. Future minimum payments under noncancellable operating leases for years ending December 31 are as follows:

                               1996                         $180,123
                               1997                          186,006
                               1998                          192,030
                               1999                          194,303
                               2000                           49,022
                                                         ---------------
                                                            $801,484
                                                         ===============

     Rent  expense  in  1995  and  1994,   under  all  operating   leases,   was
approximately $179,000 and $185,000, respectively.

8. PRIVATE PLACEMENTS

     On June 25, 1991, the Company completed a private placement, for which D.H. Blair and Co. Inc. ("Blair") acted as placement agent, of $1,762,500 of its securities, consisting of $1,101,562 of Senior Secured Convertible Promissory Notes (the "Notes") convertible into Common Stock at $1.00 per share, 660,937 shares of common stock at $1.00 per share and 176,250 Class D warrants exercisable over a five-year term at $.88 per share (originally $2.00 per share) for 402,731 shares (originally 176,250 shares) of common stock. These securities had been sold pursuant to a Securities Purchase Agreement among the Company, the purchasers and Blair as purchasers' representative (the "Purchase Agreement"), in a total of 35.25 Units of $50,000 each, consisting of a $31,250 Note, 18,750 shares of common stock and 5,000 Class D warrants. The Company paid Blair a fee of $176,250 and expenses of $56,750 and issued to Blair, Class C warrants exercisable over a five-year term to purchase 228,571 shares (originally 200,000 shares) of common stock at $.88 (originally $1.00 per share). All of the Notes were converted or redeemed in 1992.

     During the period commencing in June 1993 and ending in September 1993, the Company completed four separate private placements ("Private Placements"), of an aggregate of 1,843,873 shares of the Company's common stock at prices ranging from $1.10 to $1.15 per share for net proceeds of $2,039,925. The Company paid commissions in the amount of $35,075 to an individual, granted 100,000 shares of unregistered common stock and options to purchase an additional 425,000 shares of common stock at prices ranging from $1.31 to $3.47 per share, in consideration of services rendered in connection with the Private Placements.

9. DEFERRED REVENUE

     On December 27, 1993, the Company sold 100,000 shares (2.4% interest) of its subsidiary BCA Services, Inc. to Polaris Partners for the sum of $100,000 resulting in the Company recording such amount as deferred revenue. Pursuant to an exchange agreement dated April 6, 1995, the Company agreed to exchange the 100,000 shares of BCA Services, Inc.

for 100,000 shares of BCAM International, Inc., at which time $99,000 of the deferred revenue was credited to paid-in surplus and $1,000 was credited to common stock.

10. SIGNIFICANT CUSTOMERS

     The Company generated a significant percentage of its revenue from a small number of customers, as summarized below:

                              1995                           1994
             -------------------------------------------------------------------
                                    % of Net                       % of Net
    Customer        Revenue          Revenue          Revenue       Revenue
--------------------------------------------------------------------------------
       A             $ 217,000         29%            $       -         -
       B                87,000         12%                    -         -
       C                84,000         11%              194,000        17%
       D                78,000         10%                    -         -
       E                35,000          5%              669,000        59%
       F                12,000          2%              100,000         9%

     At December 31, 1995, three customers accounted for approximately 83% of the Company's gross accounts receivable. Consistent with industry standards, receivables are generally payable within 90 to 120 days and collateral is not required.