Form 10QSB
period 1996-03-31
BCAM INTERNATIONAL INC
filed 1996-05-15
CIK 856143

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996
                                                 --------------
             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT

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
Yes  X  No
    ---    ---

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes  X   No
                                                  ---     ---
     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 14,857,233
                                                 ----------
     Transitional Small Business  Disclosure Format (check one): Yes     No  X
                                                                     ---    ---

                                   FORM 10-QSB

                            BCAM INTERNATIONAL, INC.



PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet--March 31, 1996 (Unaudited)..............3

Condensed Consolidated Statements of Operations - Three Months
   Ended March 31, 1996 and 1995 (Unaudited)..................................4

Condensed Consolidated Statements of Cash Flows - Three Months Ended
   March 31, 1996 and 1995 (Unaudited)........................................5

Notes to Condensed Consolidated Financial Statements - March 31, 1996
(Unaudited)...................................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................8

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................10


SIGNATURES...................................................................11

INDEX OF EXHIBITS............................................................12

                                             BCAM International, Inc.
                                 Condensed Consolidated Balance Sheet (Unaudited)
                                                  March 31, 1996

Assets
Current assets:
    Cash and cash equivalents                                                     $  1,604,080
    Accounts receivable, less allowance for doubtful accounts of $34,334               247,617
    Prepaid expenses and other current assets                                          108,675
                                                                                  ------------
Total current assets                                                                 1,960,372

Property, plant, and equipment, at cost:
    Furniture and fixtures                                                             220,318
    Equipment                                                                          587,511
    Leasehold improvements                                                              50,519
                                                                                  ------------
                                                                                       858,348
    Less accumulated depreciation and amortization                                    (605,925)
                                                                                  ------------
                                                                                       252,423
Other assets, principally patents (net of accumulated amortization of $174,840)        163,211
                                                                                  ------------
Total assets                                                                      $  2,376,006
                                                                                  ============

Liabilities and shareholders' equity Current liabilities:
    Accounts payable                                                              $     69,026
    Accrued expenses and other current liabilities                                     197,171
                                                                                  ------------
Total current liabilities                                                              266,197

Other liabilities                                                                       10,197
Commitments and contingencies                                                             -
Acquisition preferred stock, par value $.01 per share:
    Authorized 750,000 shares, no shares issued or outstanding                            -
Common shareholders' equity:
    Common stock, par value $.01 per share; authorized 40,000,000 shares,
    15,620,415 shares issued and 14,857,233 shares outstanding                         156,204
    Paid-in surplus                                                                 14,981,979
    Deficit                                                                        (12,139,471)
                                                                                  ------------
                                                                                     2,998,712
    Less 763,182 treasury shares                                                      (899,100)
                                                                                  ------------
                                                                                     2,099,612
                                                                                  ------------
Total liabilities and shareholders' equity                                        $  2,376,006
                                                                                  ============

See accompanying notes

                            BCAM International, Inc.
           Condensed Consolidated Statements of Operations (Unaudited)


                                                                    Three months ended March 31
                                                             ------------------------------------------
                                                                     1996                   1995
                                                             -------------------    -------------------

Net revenue                                                  $          102,495     $          114,765

Costs and expenses:
   Direct costs of revenue                                               44,745                194,143
   Selling, general and administrative                                  507,656                367,687
   Research, development and engineering                                 27,227                 62,163
                                                             -------------------    -------------------
Total operating expenses                                                579,628                623,993
                                                             -------------------    -------------------
Net loss from operations                                               (477,133)              (509,228)

Interest and other income                                                24,812                 53,811
                                                             -------------------    -------------------
Net loss                                                     $         (452,321)    $         (455,417)
                                                             ===================    ===================

Net loss per share                                           $            (0.03)    $            (0.03)
                                                             ===================    ===================

Weighted average number of common
   shares outstanding                                                14,857,233             14,757,233
                                                             ===================    ===================

See accompanying notes

                            BCAM International, Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                         Three months ended March 31
                                                                          ---------------------------
                                                                              1996           1995
                                                                          -----------    -----------

Operating activities
Net loss                                                                  $  (452,321)   $  (455,417)
Reconciliation of net cash provided by (used in) operating activities:
    Depreciation and amortization                                              36,415         39,238
    Accrued interest on held to maturity                                      (13,941)       (47,863)
    securities
    Changes in operating assets and liabilities:
      Accounts receivable                                                    (111,622)       100,161
      Prepaid expenses and other current assets                               124,910        (44,493)
      Other assets                                                              3,740        (16,257)
      Accounts payable, accrued expenses and sundry liabilities              (156,474)       (92,739)
      Other liabilities                                                         2,354         (8,186)
                                                                          -----------    -----------
Net cash (used in) operating activities                                      (566,939)      (525,556)
                                                                          -----------    -----------

Investing activities
Purchase of property, plant and equipment                                       -             (1,800)
Purchase of held to maturity securities                                         -         (1,299,782)
Proceeds from sale of held to maturity securities                           1,521,113      1,100,000
                                                                          -----------    -----------
Net cash provided by (used in) investing activities                         1,521,113       (201,582)
                                                                          -----------    -----------

Financing activities
Payment of stock registration and issuance costs                              (51,780)       (38,932)
                                                                          -----------    -----------
Net cash (used in)  financing activities                                      (51,780)       (38,932)
                                                                          -----------    -----------

Increase (decrease) in cash and cash equivalents                              902,394       (766,070)
Cash and cash equivalents at beginning of period                              701,686      1,040,101
                                                                          -----------    -----------
Cash and cash equivalents at end of period                                 $1,604,080       $274,031
                                                                          ===========    ===========

See accompanying notes




BCAM International, Inc.

                            BCAM International, Inc.
                                 ("the Company")

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 1996

1. Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

2. Per Share Data

          Net loss per share has been computed on the basis of the weighted average number of common shares outstanding for each of the periods presented. Common share equivalents have been excluded since their effect is anti-dilutive.

3. Income Taxes

          The Company accounts for income taxes in accordance with Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes". The Company has not reflected a benefit for income taxes in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 1996 and the three months ended March 31, 1995, since the future availability of net operating loss carryforwards have been offset in full by valuation allowances in accordance with FASB Statement No. 109.

4.  Reclassifications

          Certain reclassifications have been made to the consolidated financial statements for the three months ended March 31, 1995 in order to conform to the classifications used in the current period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The March 31, 1996 Form 10-QSB represents the first quarterly report after the Form 10-KSB for the year ended December 31, 1995. The 10-QSB should be read in conjunction with the aforementioned document, and represents a comparison between the quarter ended March 31, 1996 and the quarter ended March 31, 1995.

Results of Operations

          Net revenue is derived from services rendered and the sale of products that are adjunct to services, generally pursuant to fixed price contracts with terms of less than one year. The Company's policy is to recognize revenue when services are rendered or when the related products are shipped.

          Direct costs, that include salaries, equipment purchases for contracts, consulting fees and certain other costs, may fluctuate from period to period. Factors influencing fluctuations include the nature and volume of services provided to individual customers which affect contract pricing, the Company's success in estimating contract costs (principally professional time), the timing of hiring new professionals who may require training before gaining certain efficiencies and customer demands.

          The following is a summary of net revenue, direct costs, and gross profit for the periods indicated.


                                 Three Months Ended March 31
                                   1996                1995

Net revenue                      $102,495            $114,765

Direct costs                       44,745             194,143

Gross profit                      $57,750            ($79,378)

Gross profit %                      56%                (69%)


          Net revenue decreased by $12,270, to $102,495, during the three months ended March 31, 1996, as compared to the same period in 1995. The decrease was primarily due to a different mix of business in 1996 as 1995 included a non-core sale of computer systems. Excluding this item, net revenue increased by $22,730, primarily due to Ergonomic Consulting Services.

          Direct costs decreased by $149,398, to $44,745, in the quarter ended March 31, 1996, as compared to the same period in 1995. The decrease was primarily due to a more favorable mix of internal versus outside resources in 1996 versus 1995, and, in 1996, a reduction of a reserve established in 1994.

          As a result of the above, gross profit increased by $137,128 to $57,750 for the quarter ended March 31, 1996, as compared to the comparable period in 1995.

          Selling, general and administrative expenses increased by $139,969 for the three months ended March 31, 1996, as compared to the same period in 1995. This increase was primarily attributable to a growth in salaries, benefits and related expenses, as a result of the addition of three sales and marketing positions. Also contributing to the increase were severance costs which were one-time in nature.

          Research, development and engineering costs decreased by $34,936 to $27,227 for the quarter ended March 31, 1996 from $62,163 for the same period in 1995. This was primarily due to projects in 1995 relating to Intelligent Surface Technology, which have been completed, as well as the capitalization of software development costs in 1996.

          Interest and other income decreased by $28,999 for the three months ended March 31, 1996 compared to the three months ended March 31, 1995. This was due to a decrease in assets available for investment.

          Net loss, as a result of the above, for the three months ended March 31, 1996, was $452,321, as compared to a net loss of $455,417 for the comparable period in 1995.

          There was no tax benefit for the three months ended March 31, 1996 and the three months ended March 31, 1995, due to losses which have increased the future availability of the net operating loss carryforward which has been offset by valuation allowances.

Liquidity and Capital Resources

          Cash, cash equivalents and marketable securities were $1,604,080 as of March 31, 1996, compared to $2,208,858 as of December 31, 1995. Working capital was $1,694,175 as of March 31, 1996, compared to $2,155,767 as of December 31, 1995. The decrease of $461,592 or 27.2% in working capital was primarily attributable to the net loss incurred in the three months ended March 31, 1996.

          The Company expects that its working capital, together with revenue from operations will be more than sufficient to meet any liquidity and capital requirements for the remainder of 1996.

          The Company has no material commitments for any future capital expenditures. .

         PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports were filed on Form 8-K during the three month period ended March 31, 1996..

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            BCAM INTERNATIONAL, INC.


Dated: May 15, 1996                By: /s/  Michael Strauss
       ------------                    --------------------
                                       Michael Strauss
                                       Chairman of the Board of  Directors
                                       Chief Executive Officer


Dated: May 15, 1996                By: /s/  Allan Tepper
       ------------                    -----------------
                                       Allan Tepper
                                       VP of Finance
                                       Chief Financial Officer

                                INDEX OF EXHIBITS

Exhibit No.                Exhibit

        27                 Financial Data Schedule, Unaudited