Form 10QSB
period 1996-06-30
BCAM INTERNATIONAL INC
filed 1996-08-14
CIK 856143

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT

                        For the transition period from to

                         Commission file number 0-18109


                            BCAM INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

                               New York 13-3228375
      (State or other jurisdiction of (I.R.S. Employer Identification No.)
                         incorporation or organization)

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 14,877,233
                                                 ----------

     Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                    ---    ---

                                   FORM 10-QSB

                            BCAM INTERNATIONAL, INC.



PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet--June 30, 1996 (Unaudited)...............3

Condensed Consolidated Statements of Operations - Three Months
   and Six Months Ended June 30, 1996 and 1995 (Unaudited)................. ..4

Condensed Consolidated Statements of Cash Flows - Six Months Ended
   June 30, 1996 and 1995 (Unaudited).........................................5

Notes to Condensed Consolidated Financial Statements - June 30, 1996
(Unaudited)...................................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................7

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................9


SIGNATURES...................................................................10

INDEX OF EXHIBITS............................................................11

                            BCAM International, Inc.
                Condensed Consolidated Balance Sheet (Unaudited)
                                  June 30, 1996

Assets
Current assets:
    Cash and cash equivalents .................................................   $  1,604,224
    Accounts receivable, less allowance for doubtful accounts of $11,245 ......        157,845
    Prepaid expenses and other current assets .................................        117,375
                                                                                  ------------
Total current assets ..........................................................      1,879,444

Property, plant, and equipment, at cost:
    Furniture and fixtures ....................................................        220,318
    Equipment .................................................................        587,511
    Leasehold improvements ....................................................         50,519
                                                                                  ------------
                                                                                       858,348
    Less accumulated depreciation and amortization ............................       (627,481)
                                                                                  ------------
                                                                                       230,867
Other assets, principally patents (net of accumulated amortization of $189,709)        229,903
                                                                                  ------------
Total assets ..................................................................   $  2,340,214
                                                                                  ============

Liabilities and shareholders' equity
Current liabilities:
    Accounts payable ..........................................................   $    107,246
    Notes payable, at prime ...................................................        400,000
    Accrued expenses and other current liabilities ............................        176,392
                                                                                  ------------
Total current liabilities .....................................................        683,638

Other liabilities .............................................................         12,550
Commitments and contingencies .................................................              -
Acquisition preferred stock, par value $.01 per share:
    Authorized 750,000 shares, no shares issued or outstanding ................              -

Common shareholders' equity:
    Common stock, par value $.01 per share; authorized 40,000,000 shares,
    15,640,415 shares issued and 14,877,233 shares outstanding ................        156,404
    Paid-in surplus ...........................................................     14,992,780
    Deficit ...................................................................    (12,606,058)
                                                                                  ------------
                                                                                     2,543,126
    Less 763,182 treasury shares ..............................................       (899,100)
                                                                                  ------------
                                                                                     1,644,026
                                                                                  ------------
Total liabilities and shareholders' equity ....................................   $  2,340,214
                                                                                  ============

See accompanying notes

                            BCAM International, Inc.
           Condensed Consolidated Statements of Operations (Unaudited)


                                                     Three months ended June 30               Six months ended June 30
                                               -------------------------------------     ----------------------------------
                                                      1996                1995                 1996               1995
                                               -----------------   -----------------     ----------------   ---------------

Net revenue                                    $        108,226    $        299,631      $       210,721    $      414,396

Costs and expenses:
   Direct costs of revenue                                4,543             194,020               49,288           388,163
   Selling, general and administrative                  567,659             456,174            1,075,315           823,861
   Research, development and engineering                 19,333              47,243               46,560           109,406

                                               -----------------   -----------------     ----------------   ---------------
Total operating expenses                                591,535             697,437            1,171,163         1,321,430

                                               -----------------   -----------------     ----------------   ---------------
Net loss from operations                               (483,309)           (397,806)            (960,442)         (907,034)

Interest and other income                                16,722              47,302               41,534           101,113

                                               -----------------   -----------------     ----------------   ---------------
Net loss                                       $       (466,587)   $       (350,504)     $      (918,908)   $     (805,921)
                                               =================   =================     ================   ===============

Net loss per share                             $          (0.03)   $          (0.02)     $         (0.06)   $        (0.05)
                                               =================   =================     ================   ===============

Weighted average number of common
   shares outstanding                                14,859,211          14,798,991           14,858,222        14,778,227
                                               =================   =================     ================   ===============

See accompanying notes



                            BCAM International, Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                           Six months ended June 30
                                                                          --------------------------
                                                                             1996           1995
                                                                          -----------    -----------


Operating activities
Net loss                                                                  $ (918,908)    $ (805,921)
Reconciliation of net cash provided by (used in) operating activities:
      Depreciation and amortization                                           72,840         84,911
      Accrued interest on held to maturity securities                          7,172        (90,601)
      Changes in operating assets and liabilities:
         Accounts receivable                                                 (21,850)      (236,916)
         Prepaid expenses and other current assets                           116,210        109,643
         Other assets                                                        (77,821)        (7,107)
         Accounts payable, accrued expenses and sundry liabilities          (139,033)      (176,842)
         Other liabilities                                                     4,707        (33,162)
                                                                          -----------    -----------
Net cash (used in) operating activities                                     (956,683)    (1,155,995)
                                                                          -----------    -----------

Investing activities
Purchase of property, plant and equipment                                          -         (3,386)
Proceeds from sale of equipment                                                    -          1,200
Purchase of held to maturity securities                                            -     (1,299,782)
Proceeds from sale of held to maturity securities                          1,500,000      1,818,000
                                                                          -----------    -----------
Net cash provided by investing activities                                  1,500,000        516,032
                                                                          -----------    -----------

Financing activities
Net proceeds from short-term debt                                            400,000              -
Net proceeds from sale of common stock and exercise of options                18,440              -
Payment of stock registration and issuance costs                             (59,219)       (77,234)
                                                                          -----------    -----------
Net cash provided by (used in) financing activities                          359,221        (77,234)
                                                                          -----------    -----------

Increase (decrease) in cash and cash equivalents                             902,538       (717,197)
Cash and cash equivalents at beginning of period                             701,686      1,040,101
                                                                          ==========     ===========
Cash and cash equivalents at end of period                                $1,604,224     $  322,904
                                                                          ===========    ===========

See accompanying notes



                            BCAM International, Inc.
                                 ("the Company")

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 1996

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

2. Per Share Data

     Net loss per share has been computed on the basis of the weighted average number of common shares outstanding for each of the periods presented. Common share equivalents have been excluded since their effect is anti-dilutive.

3. Income Taxes

     The Company accounts for income taxes in accordance with Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes". The Company has not reflected a benefit for income taxes in the accompanying Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 1996 and the three months and six months ended June 30, 1995, since the future availability of net operating loss carryforwards have been offset in full by valuation allowances in accordance with FASB Statement No. 109.

4.  Reclassifications

     Certain reclassifications have been made to the consolidated financial statements for the three months and six months ended June 30, 1995 in order to conform to the classifications used in the current period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The June 30, 1996 Form 10-QSB represents the second quarterly report after the Form 10-KSB for the year ended December 31, 1995. The 10-QSB should be read in conjunction with the aforementioned document, and represents a comparison between the quarter ended June 30, 1996 and the quarter ended June 30, 1995.

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

          The following is a summary of net revenue, direct costs, and gross profit for the periods indicated.


                                  Three Months Ended June 30           Six Months Ended June 30
                                   1996                1995            1996                1995

Net revenue                      $108,226            $299,631        $210,721            $414,396

Direct costs                        4,543             194,020          49,288             388,163

Gross profit                     $103,683            $105,611        $161,433             $26,233

Gross profit %                      96%                 35%             77%                  6%


          Net revenue decreased by $191,405, to $108,226, during the three months ended June 30, 1996, and by $203,675, to $210,721, for the six months ended June 30, 1996, as compared to the same periods in 1995. The decrease was partly due to a decline of $82,500 in Intelligent Surface Technology revenue which, in 1995, included $95,000 relating to the completion of several deliverables for two of our licensees.. Also contributing to the decrease was a decline in Ergonomic Consulting Services revenue, mostly due to delays in the start date of certain projects. These projects are expected to begin in the third quarter.

          Direct costs decreased by $189,477 and $338,875 for the three months and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The decrease was primarily due to a more favorable mix of internal versus outside resources in 1996 versus 1995, and the elimination of a reserve established in 1994.

          As a result of the above, gross profit remained virtually unchanged for the quarter ended June 30, 1996 as compared with the same period in 1995, despite the shortfall in revenue in the current period, and increased by $135,200 for the six months ended June 30, 1996, as compared to the comparable period in 1995.

          Selling, general and administrative expenses increased by $111,485 for the three months ended June 30, 1996, as compared to the same period in 1995, and increased by $251,454 for the six months ended June 30, 1996, as compared with the same period in 1995. This increase was primarily attributable to a growth in salaries, benefits and related expenses, as a result of the addition of sales and marketing positions. Also contributing to the increase were recruiting, legal, consulting and severance costs which were one-time in nature.

          Research, development and engineering costs decreased by $27,910 to $19,333, for the three months ended June 30, 1996, and by $62,846 to $46,560 for the six months ended June 30, 1996, from the same periods in 1995. This was primarily due to projects in 1995 relating to Intelligent Surface Technology, which have been completed, as well as the capitalization of software development costs in 1996.

          Interest and other income decreased by $30,580 for the three months ended June 30, 1996, as compared to the three months ended June 30, 1995. Interest and other income decreased by $59,579 for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995. This was due to a decrease in assets available for investment.

          Net loss, as a result of the above, for the three months ended June 30, 1996, was $466,587, as compared to a net loss of $350,504 for the comparable period in 1995. Net loss for the six months ended June 30, 1996 was $918,908, as compared to a net loss of $805,921 for the same period in 1995.

          There was no tax benefit for the three months and six months ended June 30, 1996 and the three months and six months ended June 30, 1995, due to losses which have increased the future availability of the net operating loss carryforward which has been offset by valuation allowances.

Liquidity and Capital Resources

          Cash, cash equivalents and marketable securities were $1,604,224 as of June 30, 1996, compared to $2,208,858 as of December 31, 1995. Working capital was $1,195,806 as of June 30, 1996, compared to $2,155,767 as of December 31, 1995. The decrease of $959,961 or 44.5% in working capital was primarily attributable to the net loss incurred in the six months ended June 30, 1996.

          The Company expects that its working capital, together with revenue from operations will be more than sufficient to meet any liquidity and capital requirements for the remainder of 1996.

          The Company has no material commitments for any future capital expenditures. .



         PART II. OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

          At the Company's 1996 Annual Meeting of Shareholders held on June 18, 1996 votes were cast to: (1) elect five directors of the Company; and (2) consider and act upon a proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1996.

          With respect to the election of the five nominated directors, the following were elected: Michael Strauss (chairman), Robert P. Wong, Julian
     H. Cherubini, Joel L. Gold, and Glenn Santmire

          With respect to the second proposal, the appointment of Ernst & Young was ratified by the shareholders.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  27   Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports were filed on Form 8-K during the six month period ended June 30, 1996.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BCAM INTERNATIONAL, INC.


Dated: August 14, 1996                  By:  /s/  Michael Strauss
                                             Michael Strauss
                                             Chairman of the Board of Directors
                                             Chief Executive Officer


Dated: August 14, 1996                  By:  /s/ Allan Tepper
                                             Allan Tepper
                                             VP of Finance and Administration
                                             Chief Financial Officer

                                INDEX OF EXHIBITS

Exhibit No.                Exhibit

        27                 Financial Data Schedule, Unaudited