Form 10QSB
period 1996-09-30
BCAM INTERNATIONAL INC
filed 1996-11-14
CIK 856143

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996
                             -----------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT

                For the transition period from ________ to_______

                         Commission file number 0-18109
                                                -------

                            BCAM INTERNATIONAL, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

              New York                                 13-3228375
   ------------------------------           ------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

                1800 Walt Whitman Road, Melville, New York 11747
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (516) 752-3550
                                 --------------
                           (Issuer's telephone number)

                                 Not applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---
     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under a plan confirmed by a court. Yes     No
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

                                   FORM 10-QSB

                            BCAM INTERNATIONAL, INC.



PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet--September 30, 1996 (Unaudited).... ......3

Condensed Consolidated Statements of Operations - Three Months
   and Nine Months Ended September 30, 1996 and 1995 (Unaudited)...............4

Condensed Consolidated Statements of Cash Flows - Nine Months Ended
   September 30, 1996 and 1995 (Unaudited).....................................5

Notes to Condensed Consolidated Financial Statements - September 30, 1996
(Unaudited)....................................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.........................................7

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K......................................9


SIGNATURES....................................................................10

INDEX OF EXHIBITS.............................................................11


                            BCAM International, Inc.
                Condensed Consolidated Balance Sheet (Unaudited)
                               September 30, 1996

Assets
Current assets:
    Cash and cash equivalents                                                     $        1,434,089
    Held to maturity securities                                                                    -
    Accounts receivable, less allowance for doubtful accounts of $11,245                     169,378
    Prepaid expenses and other current assets                                                176,922
                                                                                  ------------------
Total current assets                                                                       1,780,389

Property, plant, and equipment, at cost:
    Furniture and fixtures                                                                   220,318
    Equipment                                                                                587,511
    Leasehold improvements                                                                    50,519
                                                                                  ------------------
                                                                                             858,348
    Less accumulated depreciation and amortization                                          (649,036)
                                                                                  ------------------
                                                                                             209,312
Other assets, principally patents (net of accumulated amortization of $202,067)              252,102
                                                                                  ------------------
Total assets                                                                      $        2,241,803
                                                                                  ==================

Liabilities and shareholders' equity Current liabilities:
    Accounts payable                                                              $           86,027
    Secured notes payable                                                                    600,000
    Accrued expenses and other current liabilities                                           126,634
    Deferred revenue                                                                          34,000
                                                                                  ------------------
Total current liabilities                                                                    846,661

Other liabilities                                                                             12,550
Commitments and contingencies                                                                                       -
Acquisition preferred stock, par value $.01 per share:
    Authorized 750,000 shares, no shares issued or outstanding                                                       -

Common shareholders' equity:
    Common stock, par value $.01 per share; authorized 40,000,000 shares,
    15,640,415 shares issued and 14,877,233 shares outstanding                               156,404
    Paid-in surplus                                                                       14,984,139
    Deficit                                                                              (12,858,851)
                                                                                  ------------------
                                                                                           2,281,692
    Less 763,182 treasury shares                                                            (899,100)
                                                                                  ------------------
                                                                                           1,382,592
                                                                                  ------------------
Total liabilities and shareholders' equity                                        $        2,241,803
                                                                                  ==================

See accompanying notes

                            BCAM International, Inc.
           Condensed Consolidated Statements of Operations (Unaudited)


                                                Three months ended September 30             Nine months ended September 30
                                              -----------------------------------         -----------------------------------
                                                    1996               1995                     1996                1995
                                              ----------------   ----------------         ----------------   ----------------

Net revenue                                   $        173,182   $        158,485         $        383,903   $        572,881

Costs and expenses:
   Direct costs of revenue                             107,505            143,147                  156,793            531,310
   Selling, general and administrative                 294,467            450,652                1,369,782          1,274,513
   Research, development and engineering                32,897             43,432                   79,457            152,838

                                              ----------------   ----------------         ----------------   ----------------
Total operating expenses                               434,869            637,231                1,606,032          1,958,661

                                              ----------------   ----------------         ----------------   ----------------
Net loss from operations                              (261,687)          (478,746)              (1,222,129)        (1,385,780)

Interest income (expense), net                           8,894             40,707                   50,428            141,820

                                              ----------------   ----------------         ----------------   ----------------
Net loss                                      $       (252,793)  $       (438,039)        $     (1,171,701)  $     (1,243,960)
                                              ================   ================         ================   ================

Net loss per share                            $          (0.02)  $          (0.03)        $          (0.08)  $          (0.08)
                                              ================   ================         ================   ================

Weighted average number of common
   shares outstanding                               14,877,233         14,857,233               14,864,605         14,804,852
                                              ================   ================         ================   ================

See accompanying notes

                            BCAM International, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                       Nine months ended September 30
                                                                                 ------------------------------------------
                                                                                        1996                    1995
                                                                                 ------------------      ------------------

Operating activities
Net loss                                                                         $       (1,171,701)     $       (1,243,960)
Reconciliation of net cash provided by (used in) operating activities:
      Depreciation and amortization                                                         106,753                 126,105
      Accrued interest on held to maturity securities                                         7,172                (107,198)
      Changes in operating assets and liabilities:
         Accounts receivable                                                                (33,383)               (195,219)
         Prepaid expenses and other current assets                                           56,663                 136,686
         Other assets                                                                      (112,378)                (32,109)
         Accounts payable, accrued expenses and sundry liabilities                         (210,010)               (310,828)
         Deferred revenue                                                                    34,000                       -
         Other liabilities                                                                    4,707                 (29,241)
                                                                                 ------------------      ------------------
Net cash (used in) operating activities                                                  (1,318,177)             (1,655,764)
                                                                                 ------------------      ------------------

Investing activities
Purchase of property, plant and equipment                                                         -                  (5,188)
Proceeds from sale of equipment                                                                   -                   1,200
Purchase of held to maturity securities                                                           -              (1,299,782)
Proceeds from sale of held to maturity securities                                         1,500,000               4,535,000
                                                                                 ------------------      ------------------
Net cash provided by investing activities                                                 1,500,000               3,231,230
                                                                                 ------------------      ------------------

Financing activities
Net proceeds from short-term debt                                                           600,000                       -
Net proceeds from sale of common stock and exercise of options                               18,440                       -
Payment of stock registration and issuance costs                                            (67,860)                (77,234)
                                                                                 ------------------      ------------------
Net cash provided by (used in) financing activities                                         550,580                 (77,234)
                                                                                 ------------------      ------------------

Increase (decrease) in cash and cash equivalents                                            732,403               1,498,232
Cash and cash equivalents at beginning of period                                            701,686               1,040,101
                                                                                 ==================      ==================
Cash and cash equivalents at end of period                                       $        1,434,089      $        2,538,333
                                                                                 ==================      ==================

See accompanying notes

                            BCAM International, Inc.
                                 ("the Company")

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 1996

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.
2. Per Share Data

     Net loss per share has been computed on the basis of the weighted average number of common shares outstanding for each of the periods presented. Common share equivalents have been excluded since their effect is anti-dilutive.

3. Income Taxes

     The Company accounts for income taxes in accordance with Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes". The Company has not reflected a benefit for income taxes in the accompanying Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 1996 and the three months and nine months ended September 30, 1995, since the future availability of net operating loss carryforwards have been offset in full by valuation allowances in accordance with FASB Statement No. 109.

4.  Reclassifications

     Certain reclassifications have been made to the consolidated financial statements for the three months and nine months ended September 30, 1995 in order to conform to the classifications used in the current period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The September 30, 1996 Form 10-QSB represents the third quarterly report after the Form 10-KSB for the year ended December 31, 1995. The 10-QSB should be read in conjunction with the aforementioned document, and represents a comparison between the quarter ended September 30, 1996 and the quarter ended September 30, 1995.

Results of Operations

     Net revenue is derived from services rendered and the sale of products that are adjunct to services, generally pursuant to fixed price contracts with terms of less than one year. The Company's policy is to recognize revenue when services are rendered or when the related products are shipped.

     Direct costs, that include salaries, equipment purchases for contracts, consulting fees and certain other costs, may fluctuate from period to period. Factors influencing fluctuations include the nature and volume of services provided to individual customers which affect contract pricing, the Company's success in estimating contract costs (principally professional time), the timing of hiring new professionals who may require training before gaining certain efficiencies and meeting customer demands.

     The following is a summary of net revenue, direct costs, and gross profit for the periods indicated.


                            Three Months Ended September 30        Nine Months Ended September 30
                                1996                 1995              1996                1995

Net revenue                  $ 173,182            $ 158,485         $ 383,903           $ 572,881


Direct costs                   107,505              143,147           156,793             531,310
                             ---------            ---------         ---------           ---------

Gross profit                 $  65,677            $  15,338         $ 227,110           $  41,571

Gross profit %                     38%                  10%               59%                  7%


     Net revenue increased by $14,697, to $173,182 during the three months ended September 30, 1996, as compared to the same period in 1995. Net revenue decreased by $188,978, to $383,903, for the nine months ended September 30, 1996, as compared to the same period in 1995. Contributing to the decrease was a decline in Ergonomic Consulting Services revenue, mostly due to customer postponements to several projects. These projects are expected to be completed by the end of 1996, or the first quarter of 1997.

     Direct costs decreased by $35,642 and $374,517 for the three months and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The decrease was primarily due to a more favorable mix of internal versus external resources in 1996 versus 1995, and the elimination of a reserve established in 1994.

     As a result of the above, gross profit increased by $50,339 for the quarter ended September 30, 1996 as compared with the same period in 1995, and increased by $185,539 for the nine months ended September 30, 1996, as compared to the comparable period in 1995.

     Selling, general and administrative expenses decreased by $156,185 for the three months ended September 30, 1996, as compared to the same period in 1995. Contributing to the decrease was a reduction in rent expense, and consulting and legal fees for the current quarter. Selling, general and administrative expenses increased by $95,269 for the nine months ended September 30, 1996, as compared with the same period in 1995. This increase was primarily attributable to a growth in salaries, benefits and related expenses, as a result of the addition of sales and marketing positions. Also contributing to the increase were marketing and severance expenses which were one-time in nature.

     Research, development and engineering costs decreased by $10,535 to $32,897, for the three months ended September 30, 1996, and by $73,381 to $79,457 for the nine months ended September 30, 1996, from the same periods in 1995. This was primarily due to projects in 1995 relating to Intelligent Surface Technology, which have been completed, as well as the capitalization of software development costs in 1996.

     Interest income decreased by $26,349 for the three months ended September 30, 1996, as compared to the three months ended September 30, 1995, and by $85,928 for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995. This was due to a decrease in assets available for investment . Additionally there was interest expense of $5,464 for the three months and the nine months ended September 30, 1996 due to short term borrowing, which did not occur in 1995.

     As a result, interest income, net of expense, decreased by $31,813 to $8,894, and decreased by $91,392 to $50,428, respectively, for the three months and nine months ended September 30, 1996, as compared to the same periods in 1995.

     Net loss, as a result of the above, for the three months ended September 30, 1996, was $252,793, as compared to a net loss of $438,039 for the comparable period in 1995. Net loss for the nine months ended September 30, 1996 was $1,171,701, as compared to a net loss of $1,243,960 for the same period in 1995.

     There was no tax benefit for the three months and nine months ended September 30, 1996 and the three months and nine months ended September 30, 1995, due to losses which have increased the future availability of the net operating loss carryforward which has been offset by valuation allowances.

Liquidity and Capital Resources

     Cash, cash equivalents and marketable securities were $1,434,089 as of September 30, 1996, compared to $2,208,858 as of December 31, 1995. Working capital was $933,729 as of September 30, 1996, compared to $2,155,767 as of December 31, 1995. The decrease of $1,222,038 or 56.7% in working capital was primarily attributable to the net loss incurred in the nine months ended September 30, 1996.

     The Company expects that its working capital, together with revenue from operations will be more than sufficient to meet any liquidity and capital requirements for the remainder of 1996.

     The   Company  has  no  material   commitments   for  any  future   capital
expenditures.



         PART II. OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

     No reports were filed on Form 8-K during the nine month period ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            BCAM INTERNATIONAL, INC.


Dated: November 14, 1996               By:  /s/  Michael Strauss
       -----------------                    --------------------
                                            Michael Strauss
                                            Chairman of the Board of Directors
                                            Chief Executive Officer


Dated: November 14, 1996               By:  /s/ Robert P. Wong
       -----------------                    ------------------
                                            Robert P. Wong
                                            Vice Chairman
                                            Interim Chief Financial Officer

                                INDEX OF EXHIBITS

Exhibit No.                Exhibit

        27                 Financial Data Schedule, Unaudited