Form 10KSB
period 1996-12-31
BCAM INTERNATIONAL INC
filed 1997-04-14
CIK 856143

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT
                    PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                        Commission File Number: 0-18109
   December 31, 1996

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

         Registrant's revenues for its most recent fiscal year were $604,554.

         The aggregate market value of the registrant's common stock held by non-affiliates as of March 21, 1997, was $19,880,916, based on the average of the bid and asked prices of such stock on March 21, 1997, as reported by NASDAQ.

         The number of shares outstanding of the registrant's common stock as of March 21, 1997, was 15,954,733.

DOCUMENTS INCORPORATED BY REFERENCE

         Proxy Statement for the 1997 Annual Meeting incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes __; No X_

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         BCAM International Inc. (formerly Biomechanics Corporation of America prior to a name change effected June 22, 1995), (the "Company") was organized in 1984 under the laws of the State of New York.


GENERAL

         BCAM International, Inc. (the "Company") is a software technology company, specializing in ergonomic (human factor) solutions for individuals, government, and for major corporations. The Company commenced its restructuring in 1995, by focusing on (I) accelerating the development and commercialization of the Company's Intelligent Surface Technology ("IST"), (II) continuing its development of proprietary software, which consists of the intelligent part of IST, MQPro(TM) (formerly Mannequin(R)), the EARLY(R) process and Back-to-Work(TM) methodology, and (III) in addition to the planned proprietary software ("HumanCAD(R)") product sales of MQPro(TM), EARLY(R) and Back-to-Work(TM), the Company will market Software Based Ergonomic Consulting Services. The Company will also continue to provide its Traditional Ergonomic Consulting Services in Ergonomic Product Assessment and Redesign and Ergonomic Workplace Assessment, but with emphasis on broadening and strengthening long term business relationships such as joint ventures, partnerships, licensees and other alliances. The Company's collaborative research and development relationships, such as the one with the State University of New York at Stony Brook, provide valuable resources in strengthening the Company's capabilities in ergonomic consulting.

         The Company anticipates that the completion of the restructuring will be the acquisition of a business which will provide a base for the commercialization of IST in medical footwear. On March 19, 1997, the Company signed a definitive agreement to acquire Drew Shoe Corporation ("Drew") of Lancaster, Ohio, a 125 year-old leading designer, manufacturer and distributor of medical footwear and orthotic products, for $4.6 million subject to financing. The Company's acquisition of Drew and the related financing are expected to be completed in the second quarter of 1997. Drew's 1996 sales were approximately $15 million. Upon completion of IST, the Company hopes to incorporate it into intelligent medical footwear and orthotic products.

         The Company believes that its ergonomic consulting service is the engine that drives new product ideas and with it, the potential for future royalty streams, as well as new product and service offerings. During the course of the Company's performance of ergonomic consulting services, the Company from time to time develops certain know-how based upon data from its services which it is able to embody into proprietary technologies. When this occurs, and it is believed that the technology is a significant enhancement from the existing technology, the Company files for patent protection under the laws of the United States, and if warranted, internationally.

(I)      INTELLIGENT SURFACE TECHNOLOGY

         Since 1991, the Company has developed and patented seven issued patents, one notice of allowance and four additional patent filings related to its IST which empowers surfaces to automatically measure any part of the body touching that surface and then, in real time, adjust themselves to conform to that user's body to provide the ultimate in comfort and fit. Such a surface is considered an intelligent surface because it is able to learn about the user and recognize patterns of the user's activities through its sophisticated proprietary software. The Company has identified applications for this technology in the primary areas of seating, footwear and bedding. In addition, the technology can be used for handtools, exercise equipment, helmets, etc.


Current Licensees

         Textron. The Company and McCord Winn Textron, Inc., a subsidiary of Textron, Inc., ("Textron") signed a Development and License Agreement in March 1993, amended in October 1993 and August 1996, whereby the Company granted an exclusive worldwide license to Textron to use the IST patents and know-how in the manufacture, use and sale of seats, and seating components for the transportation industry, wheelchairs, office furniture applications and hospital beds.

         In 1996, Textron informed the Company that it expects a certain 1998 model automobile to be introduced in the fall of 1997, to incorporate IST in the design of the driver and passenger seat. Textron is obligated to pay the Company a royalty for the use of the Company's technology in the sale of the systems which is expected to commence in 1997.

         The August 1996 amendment obligated Textron to pay royalties to the Company through December 31, 1999, for any products designed using the Company's IST. After January 1, 2000, Textron shall be obligated to pay the Company royalties only for any products designed which actually incorporate IST patents and know-how transmitted to Textron by the Company after May 31, 1996. As of today, the Company has disclosed to Textron that it has received four patents and one "Notice of Allowance" after May 31, 1996.


         Reebok. In January 1994, the Company and Reebok International Ltd. ("Reebok") signed a world-wide exclusive licensing and development agreement for the use of IST footwear. In addition, Reebok has a right of first refusal to obtain exclusive licenses to use IST on athletic, sport and fitness equipment fields of use. The fields of medical equipment and orthopedic devices are specifically excluded from the Reebok license.

         The Company and Reebok are continuing to work closely in developing the application of the Company's IST, which is expected to be introduced in Reebok's footwear products in due course.


         Lumex. The agreement signed in September 1994 between the Company and Lumex, Inc. was terminated in April 1996. The fields relinquished by Lumex cover operating room tables, medical rockers and medical procedure chairs.


Potential New Licensees

         The Company has identified several fields that can benefit from its technologies and ergonomic design expertise. The Company is in advanced discussions with a recliner company, an office furniture company for seating products, a company which manufactures operating room tables, a tool company which manufactures jackhammers and a hand tool company. It is actively pursuing the leading companies within these fields in order to increase the number of licensees and generate additional revenue.

         Sealy. In August 1996, the Company signed an agreement with Sealy, Inc. to utilize the Company's IST, computer software, know-how and expertise towards development of new Sealy products. Specifically, Sealy has an option agreement to license IST for its adjustable bed and a right of first refusal as applied to all bedding products (excluding medical bedding applications).


         Revenue from IST accounted for 4% of revenue in 1996 versus 13% in 1995 and 23% in 1994. The 1996 revenue was generated from the Sealy and Lumex licensing agreements, while the 1995 and 1994 revenue was generated from the Reebok and Lumex agreements.


 (II) PROPRIETARY SOFTWARE DEVELOPMENT

         In addition to the IST software, the Company's other software development efforts have always been focused in areas that support the Company's Traditional Ergonomic Consulting Services, and beginning in 1997 the Software Based Ergonomic Consulting Services. Since 1989, the Company has developed, marketed, maintained, and continuously upgraded two proprietary software packages: MQPro(TM) (formerly known as Mannequin(R)) and EARLY(R). Recently, the Company has been identifying, testing, validating, and modifying software technology for use in the Worker's Compensation area of "Back-to-Work(TM)" products. These proprietary software products will be further developed and marketed by the Company's HumanCAD(R) division.


MQPro(TM) (Formerly known as Mannequin(R))

         The Company's HumanCAD(R) division started the marketing of MQPro(TM) software on March 10, 1997. The software is compatible with CAD and other graphic programs, and has motion capture capabilities useful for graphical illustrations and motion analysis. The Company believes that many universities, design organizations and government agencies, including NASA, are current users of the earlier version of MQPro(TM) (formerly known as Mannequin(R)). The results of a successful beta test of the new version of MQPro(TM), and preliminary market survey confirmed that a substantial market exists, especially among CAD users and industrial designers.

         MQPro(TM) is a human modeling program that enables the user to render 3-dimensional scalable humanoid figures on a personal computer (PC). These figures can be articulated into any position and then can be viewed from any angle, distance or perspective. The result of that view can be printed, plotted or exported to other graphics software for further enhancement of the image. The figures can walk, bend, reach and grasp objects. A user can test the functionality of the design of almost anything used by humans. The Company has recently upgraded a Windows(R) version that processes in all Windows(R) platforms.

         The Company plans to extend its development and marketing effort of MQPro(TM) from the current standard version to include: a Lite version, a Plug-in version, a Companion version and a Heavy version.


EARLY(R)

         The Company's EARLY(R) process (Ergonomic Assessment of Risk and Liability) allows the ergonomist to integrate videotapes of tasks with the assistance of sophisticated software to identify risk of Cumulative Trauma Disorders and determine opportunities for ergonomic intervention in order to fit the workplace better to the workers' capabilities. Currently, the Company's EARLY(R) process is marketed on a service retail basis to industrial companies and governments, and on a wholesale basis to insurance companies. See Ergonomic Consulting Services.

         The Company plans on developing and eventually marketing the EARLY(R) process as a stand alone software with the ancillary Software Based Ergonomics Consulting Services in addition to its traditional EARLY(R) workplace assessment services.


Back-To-Work(TM) Technology

         The Company is currently completing the testing and validation of a diagnostic methodology which will, in a non-invasive way, measure the severity of back injury of an individual who is already on Workers' Compensation, or an individual who has filed a claim to be on Workers' Compensation. This diagnostic analysis combines the measurement of the range of motion, with strength calculation, in order to assess the functional capabilities of an individual. This objective, non-invasive analysis should identify malingerers, and provide doctors for employers and doctors for insurance companies with the objective necessary information on all employees that are claiming Workers' Compensation. In addition, medical providers can use this information to prescribe treatment protocol, monitor progress of treatment and determine proper back-to-work procedures. The Company intends to market this as a service to insurance companies and other third-party administrators ("TPA").

         The Company's testing and validating of a Back-to-Work(TM) methodology, along with the necessary modifications, is to be completed in the near future. The Company then plans to work with Risk Enterprise Management ("REM"), a 75% owned subsidiary of Zurich Companies, to perform a pilot study, using a group of REM's managed care providers. If the pilot study is successful, the Company expects to roll out its new Back-to-Work diagnostic methodology some time in 1998. Several other large insurance companies have also been approached, and are very interested in this diagnostic technology. See Marketing of Traditional Ergonomic Consulting Services.
 .

(III)    ERGONOMIC CONSULTING SERVICES

         The Company has restructured its ergonomic consulting services into two areas: (i) Software Based Consulting Services, tailored to the implementation and use of the HumanCAD(R) line of ergonomic software products, and (ii) Traditional Ergonomic Consulting Services, in Ergonomic Product Assessment and Redesign, and Ergonomic Workplace Assessment.

         The Company believes that its ergonomic consulting service is the engine that drives new product ideas and with it, the potential for future royalty streams, as well as new product and service offerings. During the course of the Company's performance of ergonomic consulting services, the Company from time to time develops certain know-how based upon data from its services which it is able to embody into proprietary technologies. When this occurs, and it is believed that the technology is a significant enhancement from the existing technology, the Company files for patent protection under the laws of the United States, and if warranted, internationally.

Software Based Consulting Services

         As part of the Company's restructuring, the Company will focus resources for further development of its HumanCAD(R) ergonomic software product line. The eventual product sales of the HumanCAD(R) software will create an opportunity for the Company to provide a new consulting service based on implementation and use of such proprietary software.

         The Company anticipates that a portion of customers who will purchase its HumanCAD(R) ergonomic software line will need the added expertise to help them fully utilize the software products in order to meet their business objectives, whether those objectives are making better products, bringing those products to market more quickly, reducing product development costs or creating a safer and more efficient workplace environment.


Traditional Ergonomic Consulting Services

     Ergonomic Product Assessment and Redesign

         The Company performs comprehensive subjective and objective ergonomic testing on products that quantifies the product's relationship in terms of comfort, fit, usability and user performance to human users. This knowledge is used by product developers, manufacturers and industrial design firms to improve existing products and/or develop new ones. In essence, the Company serves as the "User's Representative", communicating user needs in terms that engineers and industrial designers can apply in the design of their products. This analysis provides substantial guidance and a strong foundation to the design process.

         Ergonomic Product Assessment and Redesign Services provided 69% of the Company's revenue in 1996, 60% of the Company's revenue in 1995 and 70% of the Company's revenue in 1994.


     Ergonomic Workplace Assessment

         Workers' compensation coverage to employees cost U.S. employers over $100 billion in 1996. It is also estimated that more than 2.5 million people developed musculoskeletal disorders last year, and according to OSHA, each year over $20 billion dollars is spent on repetitive stress injuries (or Cumulative Traumatic Disorders). Many of these injuries involve lost duty time for recuperation, reassignment of injured workers to other jobs, in addition to medical treatment costs, thus escalating total workers' compensation costs.

         The Company provides Ergonomic Workplace Assessment services to industrial companies, government, and insurance companies, to reduce musculoskeletal injuries, through its proprietary EARLY(R) services and custom tailored consulting services. Other benefits are the potential for improved productivity, enhanced product and service quality.


         Ergonomic Workplace Assessment Services provided 26% of the Company's revenues in 1996, 27% of the revenues in 1995 and 7% of the revenues in 1994.


SALES AND MARKETING

Marketing Strategy for Licensing IST

         In order for the Company to obtain new licensees, the Company's marketing strategy has focused on identifying organizations that:

     -    Are large,
     -    Are financially strong,
     -    Have marketing presence, and
     -    Have the financial resources to commercialize the technology

         The Company will license the IST technology to organizations that meet the above criteria and will assist those organizations in commercializing the technology.

Marketing of Traditional Ergonomic Consulting Services

- Ergonomics (human factors) originated in academia and was only recently popularized by industry. As a result, the sales cycle is long. Since the service is intangible, the Company's emphasis, therefore, is on building long-term relationships with major organizations that may lead to new product ideas and with it, potential royalty streams, as well as new product and service offerings.

- The Company is marketing and promoting its Traditional Ergonomic Consulting Services in traditional ways, including referrals from existing clients, publishing articles, speaking at seminars and conducting industry specific seminars.


- In addition to the above approaches to market the Traditional Ergonomic Consulting Services, the Company is also attending and exhibiting at trade shows, utilizing direct marketing techniques, and advertising in selected trade publications, including on its Internet web site (www.bcamergo.com).



Pricing Policy

         During 1995, the Company changed its pricing practices in its Traditional Ergonomic Consulting Service business. Previously, the Company charged only a consulting fee per project. The Company's new pricing formula calls for, in addition to a consulting fee, a royalty which may be earned when the Company's ergonomic product redesign change recommendations are commercialized or a percentage of cost savings when major ergonomic workplace assessment recommendations are implemented.

The following are some examples of the new pricing policy:


- The Long Island Lighting Company ("LILCO") and the Company will work together to market a "Lift Assist" for a Jackhammer, for which the Company provided design recommendations as part of its workplace assessment. The Company will share equally in the proceeds from an income stream in the future.

- Remington Arms Company, Inc. ("Remington"), pursuant to a Best-In-Class assessment by the Company, was provided redesign recommendations related to Remington's .22 caliber rifles. The contract signed with Remington states that if the Company's recommendations are incorporated into their product, royalties will be paid to the Company.



Business Relationship Strategy

         During 1995 and 1996, the Company focused on building long-term relationships with major organizations as a key part of its marketing strategy. The Company's objective is to obtain repeat business from its clients (which the Company has already started accomplishing in 1996).

The following are some examples, other than the IST licensing relationship, where repeat business has occurred or is imminent:


- In March 1996, the Company entered into a long-term relationship with REM to provide EARLY(R) service. The relationship is expected to broaden in 1997 to include both prevention, EARLY(R) service and a pilot study, using a group of REM's managed care providers. If the pilot study is successful, the Company expects to roll out its new Back-To-Work(TM) diagnostic methodology some time in 1988.

- Multiple contracts with United Airlines relating to the interior redesign of the plane, such as seating, have been entered into. In addition, the Company identified causes and then made recommendations for the redesign of food service carts on airplanes, specifically to reduce repetitive stress injuries.

- Multiple contracts with LILCO for Workplace Assessments, Product Assessments and Redesign and a project whereby LILCO and the Company will work together to market a "Lift Assist" for Jackhammers. The Company will share in the profit from sales of the product.

- After completing a Product Assessment and Redesign assignment for Stanley Tools, a division of The Stanley Works, the Company received additional Product Assessment and Redesign assignments from other divisions of Stanley Works. More are expected.

- Frisby Technologies, Inc. ("Frisby"), a leading technology company established to develop, manage and commercialize innovative dual use and environmental remediation technologies, and the Company entered into a Business Referral Agreement. In the agreement, the Company has the exclusive right to refer customers to Frisby relating to the following products: bedding, recliners and heat stress reduction products for workers at utilities. As of September 1996, LILCO awarded a grant to Frisby and to the Company to develop "cool" gloves and "cool" sleeves to reduce heat stress for linesmen.



          Research and Development

         The Company's research and development is focused on enhancing and commercializing the Company's core technologies. The Company attempts to minimize spending on research. Therefore, the Company typically will try to acquire the rights to use an existing technology, if available, rather than spend money and effort to invent a new technology. The Company will, however, fund research for technology, when the needed technology is not available. For example, in the case of certain components (i.e., a self-generating power supply and an intelligent switch) which are necessary to employ IST for handtools and footwear applications, the Company is seeking to acquire the rights to technology to manufacture such components instead of trying to invent those technologies. However, in the case of other control components (i.e., the microvalve that will control the "air pressure"), the Company is devoting resources to develop that technology, in order to be in a better position to exploit the commercial opportunities of IST in a miniaturized environment. In the area of development, the Company is focusing on software and application engineering. Further software developments include IST, several versions of MQPro(TM), Back-To-Work(TM), and fully automating the EARLY(R) process.

         The Company uses its internal resources and subcontractors, as needed, in its research and development activities. For example, the Company has established a collaborative research and development relationships with the State University of New York at Stony Brook, MCNC and the New Jersey Institute of Technology, and plans to establish additional relationships with other universities, and government laboratories, as necessary.


Competition

         Management  of the  Company  believes  that its unique IST  technology,
HumanCAD(R)   software,   methodologies  and  know-how  give  it  a  significant
competitive advantage.

         Although there may be similar systems to the Company's IST, the Company believes that its patents and know-how strongly protect its technology from competition.

         The Company believes that MQPro(TM) is the only software package of its kind that will process on a PC with a minimum of resources, i.e., 8 MB of memory. Therefore, MQPro(TM) has significant economic advantages over all other competing software of its kind.

         Although there are many competing sources for similar services to the Company's offerings, the Company believes its EARLY(R) process, with the accompanying EARLY(R) software provides significant advantages in cost, and proven solutions in its data base, to its clients.

         There are many sources of product design services, especially internal designers of organizations. However, the Company believes that its unique technology, proprietary software, know-how and methodologies, developed over the last 12 years, which are continuously updated, provide significant advantages to the Company's clients over other alternatives in cost, quality and faster turnaround, thus reducing the design cycle.


Suppliers

         The Company provides services, and the materials it uses in its business may be obtained from numerous suppliers.


Government Regulation

         The Company's present and proposed activities are not generally subject to government regulation in the United States or other countries.

         While the Company cannot predict the extent to which it may be affected by legislative or other regulatory developments, it does believe that the current policies of OSHA encourage the use of the Company's services. The Company is also of the view that if OSHA continues to focus on ergonomic issues, it will result in both industry and the general public becoming more aware of the need for ergonomic services and products. Focus is also occurring at the FDA to encourage more human factor engineering in the design of medical devices.

         The costs and effects of complying with environmental laws by the Company are not material.



Proprietary Information

         The patent process is a major protection for the Company's intellectual property. As of today, the Company has obtained seven patents (six in the United States and one European) and one notice of allowance, and has filed four additional United States patent applications relating to its IST. This notice of allowance has special significance because it is a pending software patent filed prior to the June 22, 1995, GATT Treaty, which means, when this patent is issued, it will have a 17 year life from time of issue or 20 years from the date of filing, whichever is greater. One of the four patents filed is also very significant since it is for a critical component needed to miniaturize the application of the IST. Such miniaturization will allow the Company to a) accelerate the commercialization of many applications, b) enter the very large and expanding medical footwear market with applications for diabetics, arthritics and the aging population, and c) provide applications to other industries, such as the hand tool industry. The Company also has five U.S. patents in fields other than IST.

         The Company protects its proprietary written material, know-how, computer software and technology, which it has or may develop, through the use of United States copyrights, common-law trade secret protection, trademarks and service marks, and contractual arrangements. In addition, the Company enters into confidentiality arrangements with its employees, consultants and customers, and implements various measures to maintain "trade secret" protection for its products


Major Customers

         During the year ended December 31, 1996, L.A. Rumbold Ltd., LILCO, and Stanley Tools, Inc. accounted for 38%, 18% and 18% respectively, and 74% in the aggregate, of net revenue. During the year ended December 31, 1995, BE
Aerospace, Inc., Remington, and Reebok accounted for 29%, 12% and 11%, respectively, and 52%, in the aggregate, of net revenue. During the fiscal year ended December 31, 1994, an Indonesian government agency, Aircraft Industry of Indonesia ("IPTN"), Reebok and Lumex accounted for 59%, 17% and 9%, respectively, and 85%, in the aggregate, of net revenue. Because the Company is often retained to consult with respect to particular problems or to present particular seminars or training sessions, it is usually retained for limited periods of time and may not perform services pursuant to long-term contracts and its services may not typically be needed by clients after the completion of particular assignments. No assurance can be given that the Company will continue to be retained by any of its major clients beyond the current period or that such clients will find additional tasks to be performed by the Company in the future.


Employees

         As of December 31, 1996, the Company had 13 employees and two part-time positions. The functions include six in technical staff, two in sales and marketing, and two senior management members, with the rest being accounting and administrative staff. In addition, the Company established a collaborative research & development relationship with the State University of New York at Stony Brook, with plans to establish additional relationships with other universities, government laboratories, and other sub-contractors.


         The Company has been able to attract and retain skilled employees by offering competitive salaries and benefits. None of the Company's employees are represented by a labor union and the Company believes that its relationship with its employees is good.



Forward-Looking Statements

         Information set forth in this Form 10-KSB regarding the Company's plans for future operations constitutes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any forward-looking statements should be considered in light of the factors set forth in the "Factors That May Affect Future Results" section of this Form 10-KSB.




ITEM 2.  DESCRIPTION OF PROPERTY

         Since 1990, the Company has leased office space at 1800 Walt Whitman Road, Melville, New York. The Company's lease expires on March 31, 2000. The current annualized lease rate for this space is approximately $138,000, which is subject to annual increases. The facility, which contains approximately 8,400 square feet, includes biomechanics research laboratories and a comprehensive ergonomic library as well as offices. The laboratories are used both for testing and for the redesign of products. The facilities are believed to be adequate for the Company's operations into the foreseeable future.



ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending against the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         Not applicable.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock of the Company is quoted primarily on the NASDAQ Small Cap Market under the symbol BCAM. It is also traded on the Boston Stock Exchange under the symbol BAM.

         The following table sets forth the high and low closing bid quotations for the Common Stock as reported by NASDAQ and the Boston Stock Exchange for each calendar quarter during 1996 and 1995. The NASDAQ Small Cap market quotations reflect inter-dealer prices without retail markup, markdown or commission and do not necessarily represent actual transactions.


                                              NASDAQ

         1996                       High Bid         Low Bid

         First Quarter              1 1/4              29/32
         Second Quarter             1 5/16             29/32
         Third Quarter              1 23/32            15/16
         Fourth Quarter             1 7/16             13/16


         1995                       High Bid         Low Bid

         First Quarter              1 1/16             3/4
         Second Quarter             1 9/32             7/8
         Third Quarter              1 21/32           31/32
         Fourth Quarter             2               1


                                      Boston Stock Exchange

         1996                       High Bid         Low Bid

         First Quarter              1 7/32             3/4
         Second Quarter             1 1/4              7/8
         Third Quarter              1 19/32          1 3/8
         Fourth Quarter             1 7/16             7/8

         1995                       High Bid         Low Bid

         First Quarter              1 1/32            11/16
         Second Quarter             1 1/8              1/2
         Third Quarter              1 19/32           13/16
         Fourth Quarter             1 23/32         1

Holders

         There were approximately 363 record holders of the Company's Common Stock as of March 21, 1997.


Dividends

         The Company has paid no cash dividends on its Common Stock since its inception and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         Except for the historical information contained herein, the following discussion contains forward looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in Factors That May Affect Future Results


Overview

         BCAM International, Inc. (the "Company") is a software technology company, specializing in ergonomic (human factor) solutions for individuals, government, and for major corporations. The Company commenced its restructuring in 1995, by focusing on (I) accelerating the development and commercialization of the Company's Intelligent Surface Technology ("IST"), (II) continuing its development of proprietary software, which consists of the intelligent part of IST, MQPro(TM) (formerly Mannequin(R)), the EARLY(R) process and Back-to-Work(TM) methodology, and (III) upgrading and marketing its proprietary software ("HumanCAD(R)") products of MQPro(TM), EARLY(R) and Back-to-Work(TM), and marketing Software Based Ergonomic Consulting Services. The Company is also committed to continue to provide its Traditional Ergonomic Consulting Services in Ergonomic Product Assessment and Redesign and Ergonomic Workplace Assessment, with emphasis on broadening and strengthening long term business relationships such as joint ventures, partnerships, licensees and other alliances.

         The anticipated acquisition of Drew will complete the restructuring that began in 1995. The Company will then focus on the core business which will include incorporating IST in seating products, exploitation of the medical footwear market and marketing HumanCAD(R) software and Software Based Consulting Services, and place less emphasis on the non-core business of Traditional Ergonomic Consulting Services.


Results Of Operations - 1996 vs. 1995

         Management anticipates a significant contribution from software sales and Software Based Ergonomic Consulting Services in the future starting with 1997. Software sales and Software Based Ergonomic Consulting Service contributed minimal revenue in 1996 and 1995. The Company's Traditional Ergonomic Consulting Services provided virtually all revenue to the Company from contracts providing for a fixed price or a fixed hourly rate. In setting its price for services, the Company seeks to estimate the man hours that will be required to provide the services. To the extent that the Company underestimates the man hours that will be required, or the expenses it will incur in performing a contract, the Company could realize a loss on any particular contract. The Company's policy is to recognize revenue based on a percentage of completion method as costs are incurred. Net revenue decreased by $147,523 in 1996 from 1995.

Net revenue includes the following:
                                                        Year Ended December 31,
                                                      --------------------------
                                                          1996            1995
                                                      ----------      ----------
Intelligent Surface Technology(IST)                   $   28,030      $   96,473
Ergonomic Product Assessment and Redesign services       415,160         451,508
Ergonomic Workplace Assessment services                  161,364         204,096
                                                      ----------      ----------
                                                      $  604,554      $  752,077
                                                      ==========      ==========


         Revenue from IST includes the initial payments for licensing the IST as well as fees associated with the development of the prototypes for the specific applications. Revenue from IST in 1996 includes $15,000 connected with the Sealy option and development agreement signed in 1996. In 1996, $12,500 of revenue from the 1994 Lumex agreement was written off after the termination of that agreement. IST revenue declined $68,443 in 1996 from 1995 and accounted for 5% of net revenue in 1996 versus 13% in 1995. The majority of 1995 revenue is attributable to the licensing and development agreements with Reebok for Intelligent Footwear and Athletic Sport and Fitness Equipment and Lumex.

         Due to the one-time nature of many of the Company's consulting contracts, revenue from Ergonomic Product Assessment and Redesign services, and Ergonomic Workplace Assessment services (Traditional Ergonomic Consulting Services) fluctuates from year to year. Ergonomic Product Assessment and Redesign services revenue decreased by $36,348 in 1996 from 1995 and provided 69% of the Company's revenue in 1996 compared to 60% in 1995. Revenue from Ergonomic Workplace Assessment services decreased $42,732 in 1996 from 1995 and accounted for 26% of net revenue in 1996 versus 27% in 1995. Both of these decreases reflect a change in the strategy to focus on industries where the Company has significant expertise, and to build long-term relationships for future integration of our technology in these companys' products.

         Direct costs include salaries, equipment purchases for contracts, consulting fees and certain other costs. Gross profit may fluctuate from period to period. Factors influencing fluctuations include the nature and volume of services provided to individual customers which affect contract pricing, the Company's success in estimating contract costs (principally professional time), the timing of hiring new professionals, who may require training before gaining experience, efficiencies and meeting customer demands.

         Direct costs decreased $325,290, to $272,980 in 1996 from $598,270 in 1995 primarily due to: (i) a more favorable mix of internal versus outside resources in 1996 as compared to 1995, and (ii) the elimination in 1996 of a reserve for $149,000 for Textron development, previously recorded in 1994, representing estimated expenses for providing additional development services to Textron. Under the agreed amendment with Textron, signed in August 1996, Textron may receive a credit for $150,000 from any royalties that may be earned by the Company and will be proportional over a four-year period commencing in the first year when royalties become payable.

         Gross profit, as set forth in the table below, increased by $ 177,767 in 1996 as compared to 1995. The increase was due to the reduction in direct costs which more than offset the decline in net revenue.

                                                        Year Ended December 31,
                                                      --------------------------
                                                          1996            1995
                                                      ----------      ----------
Net Revenue                                           $  604,554      $  752,077
Direct Costs                                             272,980         598,270
                                                      ----------      ----------
Gross Profit                                          $  331,574      $  153,807
                                                      ==========      ==========
Gross Profit Percentage                                    55%             20%


         Since taking over in 1995, a key objective of the new management team has been to reduce selling, general and administrative expenses and redirect such cash savings in the development of core business such as IST and HumanCAD(R) software. Selling, general and administrative expenses were $1,801,915 in 1996, which included approximately $355,000 in certain non-recurring and unusual expenses (including severance and other items) incurred as a result of the Company's restructuring. Without these non-recurring and unusual expenses the selling, general and administrative costs in 1996 would have been $1,446,653. Therefore, excluding these 1996 non-recurring and unusual expenses, selling, general and administrative expenses were $1,446,653 in 1996, $1,831,494 in 1995 (which includes approximately $193,000 of non-recurring expenses) and $2,339,225 in 1994, demonstrating management's commitment to lower these expenses and redirect cash into the core technology.

         The Company's research and development costs decreased $87,965 to $97,854 in 1996 from $185,819 in 1995. This decrease is primarily due to the capitalization of $85,191 of development expenditures in 1996 relating to the upgrade of the Company's MQPro(TM) software, released in March 1997. In prior years, these costs were R&D in nature and accordingly were expensed in the period they were incurred. The remaining costs reflect the development of several components relating to certain applications of the IST. During 1996 and 1995, the Company made significant progress in the development of the necessary components relating to certain applications of the IST, such as a microvalve (patent filed in June 1996), a self-generating power supply and an intelligent switch.

         Net interest income decreased $119,971 to $54,055 in 1996 from $174,026 in 1995. The decrease is primarily attributable to a decrease in cash available for investment from 1995 to 1996 utilized for operating activities.

         Due to the net losses and the accounting rules in accordance with Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes", there was no provision for income taxes in 1996 and 1995.

         As a result of all of the above, the net loss in 1996 decreased $175,340 to $1,514,140 from $1,689,480 in 1995.


Liquidity And Capital Resources

         Cash, cash equivalents and held-to-maturity securities decreased by $1,682,514 to $526,344 at December 31, 1996, from $2,208,858 at December 31,
1995. Net cash used in operating activities, mainly to cover the 1996 net loss, was $1,602,237 for the year ended December 31, 1996, compared to $2,010,346 in the year ended December 31, 1995. Financing activities used $74,246 in cash for the year ended December 31, 1996, compared to $59,299 for the year ended December 31, 1995. This consisted mainly of uses of cash for stock registration and issuance costs.

         Accounts receivable, net of the allowance for doubtful accounts, decreased to $22,537 at December 31, 1996, from $135,995 at December 31, 1995. Three customers comprised 84% of gross accounts receivable at December 31, 1996.

         Prepaid expenses and other current assets increased to $333,477 at December 31, 1996, from $233,585 at December 31, 1995. Other current assets principally include profits and expenses for services rendered but are not yet billed. Also included in the 1996 amount are approximately $185,000 of costs related to the acquisition of Drew.

         Accounts payable, accrued expenses and sundry liabilities decreased to $285,065 at December 31, 1996, from $422,671 at December 31, 1995. The decrease of $137,606 resulted primarily from the elimination of an accrual for $149,000 relating to the Textron licensing agreement.

         Consequently, working capital decreased $1,558,474 to $597,293 at December 31, 1996, from $2,155,767 at December 31, 1995.

         The Company has no material commitments for any future capital expenditures.

         The Company expects that its working capital, together with revenue from operations, the proceeds from a private placement (see below), and potential exercise of its Class B and Class E Warrants, will be sufficient to meet liquidity and capital requirements through 1997. Longer term cash requirements are dictated by a number of external factors, which include, among others, further development of and royalties from IST, further development and product sales of HumanCAD(R) software and the Company's ability to introduce new competitive products and services.

         On March 19, 1997, the Company entered into an agreement with the owners of Drew whereby, the Company will purchase all of the Common Stock of Drew for $4,600,000 subject to financing. Drew, of Lancaster Ohio, is a 125 year-old leading designer, manufacturer and distributor of medical footwear and orthotic products This acquisition will complete the Company's restructuring. Drew represents an opportunistic and synergistic vehicle for the Company to incorporate IST into medical footwear and orthotic products, for diabetics, arthritics, and the aging population.

         On March 10, 1997, at the National Design Engineering Show in Chicago, Illinois, the Company, through its HumanCAD(R) Systems division, introduced MQPro(TM), a PC-based human modeling and ergonomics design program that creates accurate, three-dimensional humanoids with point-and-click simplicity. MQPro(TM) will be the first ergonomic product in its series of computer-aided human ergonomic software.

         On January 15, 1997, the Company offered a minimum of 400,000 Units, each consisting of one share of the Company's Common Stock and a non-redeemable Class AA Warrant, which entitles the holder to purchase one share of the Company's Common Stock at a price of $1.10 per share, until March 31, 1999. The offering was completed on March 28, 1997, and 1,075,000 units have been sold raising $1,075,000 for the Company.

         On December 20, 1996, the Company extended the expiration date of the Company's Class B Warrants and Class E Warrants from January 17, 1997, to January 17, 1998, and of the Company's Class C Warrants from January 17, 1997, to March 18, 1997. The conversion of the Warrants is a potential source of additional capital. The Class C Warrants expired and were not converted.

         The Company's net revenue was $604,554 in 1996. Revenue is expected to be higher in 1997 than in 1996 because it will include sales of its HumanCAD(R) software, the start of royalties from Textron (Textron informed the Company in 1996 that certain 1998 model automobiles will be introduced in the fall of 1997 incorporating IST in the design of the drivers' and front passenger's seats) and continued revenues from the Company's Traditional Ergonomic Consulting Services as well as the new Software Based Ergonomic Consulting Services.

 .
Factors That May Affect Future Results

         The Company's future operating results are dependent on the Company's ability to (i) successfully further develop IST and increase the number of licensees, and the commercialization of IST by its licensees, (ii) further develop and sell its HumanCAD(R) software consisting of MQPro(TM), EARLY(R) process and Back-To-Work(TM) methodology, (iii) successfully market and sell its new Software Based Consulting Services and its Traditional Ergonomic Consulting Services and (iv) complete the Company's acquisition of Drew, future profitability of Drew and introduction of IST in medical footwear and orthotic products.


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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

                (a)    Exhibits.

         3.1           Restated Certificate of Incorporation(1)
         3.2           Restated and Amended By-Laws(1)
         4.1           Underwriter's Unit Purchase Option(4)
         4.2           Finder's Unit Purchase Option(4)
         4.3           Warrant Agreement(4)
         4.4           Form of Senior Secured Convertible Promissory Note (5)
         4.5           Form of Class C common Stock Purchase Warrant(5)
         4.6           Form of Class D Common Stock Purchase Warrant(5)
         4.7           Revised Form of Amendment No. 1 to Warrant Agreement(7)
         4.8           Revised Form of Class E Common Stock Purchase Warrant(7)
         10.1          Stock Redemption Agreement(1)
         10.2          1989 Stock Option Plan(1)
         10.3          Employment Agreement with Dr. Clifford M. Gross(1)
         10.4          Employment Agreement with Arthur Fein(1)
         10.5          Bridge Warrant(1)
         10.6          Bridge Note and Related Loan Agreement(1)
         10.7          Consulting Agreement with Lear Siegler Seating
                       Corporation(1)
         10.8          Extension Agreement to Redemption Agreement (Exhibit
                       10.1)
         10.9 Consulting Agreement dated August 1, 1988 with NRC Resources Group, Inc.(1)
         10.10         General Release of NRC Resources Group, Inc.(1)
         10.11         Mortgage Note and Related Loan Agreement and
                       Mortgage and Security Agreement(1)
         10.12         Second Extension Agreement to Redemption Agreement(4)
         10.13         Merger and Acquisition Agreement with D.H. Blair &
                       Co., Inc.(4)
         10.14         1989 Nonstatutory Stock Option Plan(2)
         10.15         Consulting Agreement with D.H. Blair & Co., Inc.(4)
         10.16         Consulting Agreement with Steelcase, Inc.(2)
         10.17 License and Manufacturing Agreement with MicroComputer Accessories, Inc.(4)
         10.18         Employment Agreement with Cynthia Roth(4)
         10.19         Employment Agreement with Kenneth Goodman(4)
         10.20         Form of Employment Agreement with Ava Stern(4)
         10.21         Form of Employment Agreement with William G. Sirois(4)
         10.22         Lease of Premises at 1800 Walt Whitman Road,
                       Melville, New York(4)
         10.23 Consulting Agreement dated as of February 1, 1990, with NRC Resources Group, Inc.(4)
         10.24         Underwriting Agreement (for IPO) with D.H. Blair &
                       Co., Inc.(4)
         10.25 Securities Purchase Agreement dated June 25, 1991, among the Company, the Purchasers and D.H. Blair & Co., Inc.(5)
         10.26 Security Agreement dated as of June 25, 1991 between the Company and D.H. Blair & Co., Inc., as Purchasers' Representative(5)
         10.29 Employment Agreement dated as of June 20, 1991 between David A. Deutsch and the Company(5)
         10.30 Letter of Understanding between Kenneth A. Goodman and the Company(5)
         10.31 Employment Agreement dated as of August 1, 1991 between Joel Sher and the Company(5)
         10.32         Amendment  to 1989 Stock Option Plan(5)
         10.33         Distributor  Agreement with  Techexport,  Inc.(3)
         10.34 Partnership Agreement dated December 28, 1992, for Ergonomic Solutions Group (ESG)(8)
         10.35 License Agreement dated December 28, 1992, between the Company and ESG (8)
         10.36 Development and Licensing Agreement dated March 5, 1993, between the Company and McCord Winn Textron, Inc. (8)
         10.37 Agreement dated August 22, 1992, between the Company and PT Industry Pesawat Terbang Nusantara (IPTN) (8)
         10.38         Further Amendments to 1989 Stock Option Plan (8)
         10.39 Amendment to Development and Licensing Agreement dated October 27, 1993, between the Company and McCord Winn Textron. (10)
         10.40 Investors Consulting Agreement with Strategic Growth International Inc. (9)
         10.41 Agreement dated December 22, 1993 between the Company and PT Industri Pesawat Terbank Nusantara (IPTN)(9)
         10.42 Agreement dated September 29, 1993, between the Company, McCord Winn Textron, Inc. and Lear Seating Company. (9)
         10.43 Development and Licensing Agreement dated January 4,1994, between the Company and Reebok International Ltd. (9)
         10.44 Development and License Agreement dated September 28, 1994, between the Company and Lumex, Inc. (11)
         10.45 Employment Agreement dated October 13, 1994, between Michael Strauss and the Company (10)
         10.46 Letter Agreement dated February 15, 1996, between the Company and McCord Winn Textron, Inc. to extend the Development and License Agreement dated March 5, 1993(14)
         10.47 Amendment to Employment Agreement between Michael Strauss and the Company (13)
         10.48         1995 Stock Option Plan (13)
         10.49 Amendment letter of agreement dated August 15, 1996 between the Company and McCord Winn Textron, Inc. (Filed Herewith)
         10.50 Letter of agreement terminating the September 28, 1994, Development and License Agreement between the Company and Lumex, Inc.(Filed Herewith)
         10.51 Letter of Agreement with Josephberg & Grosz to provide the Company investment banking services (Filed Herewith)
         10.52 Stock Purchase Agreement between the Company and the owners of Drew Shoe Corporation (Filed Herewith)
         21.00         Subsidiaries of the Company (12)


(1) Filed as an Exhibit to Registrant's Registration Statement on Form S-18 (file no. 33-31282) and incorporated herein by reference thereto.
(2) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (file no. 0-18109) and incorporated herein by reference thereto.
(3) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (file no. 0-18109) and incorporated herein by reference thereto.
(4) Filed as an Exhibit to Registrant's Registration Statement on Form S-1 (file no. 33-38204) and incorporated herein by reference thereto.
(5) Filed as an Exhibit to Post Effective Amendment No. 1 to Registrant's Registration Statement on Form S-1 (file no. 33-38204) and incorporated herein by reference thereto.
(6) Filed as an Exhibit to Post Effective Amendment No. 2 to Registrant's Registration Statement on Form S-1 (file no. 33-38204) and incorporated herein by reference thereto.
(7) Filed as an Exhibit to Post-Effective Amendment No. 3 to Registrant's Registration Statement on Form S-1 (file no. 33-38204) and incorporated herein by reference thereto.
(8) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992 (file no. 0-18109) and incorporated herein by reference thereto.
(9) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 (file no. 0-18109) and incorporated by reference thereto.
(10) Filed as an Exhibit to Registrant's Form 10-QSB/A filed December 5, 1994 amending the Form 10-QSB for quarterly period ended September 30, 1994 (file no. 0-18109) and incorporated by reference thereto.
(11) Filed as an Exhibit to Registrant's Form 10-QSB/A for the fiscal year ended December 31, 1993 (file no. 0-18109) and incorporated by reference thereto.
(12) Filed as an Exhibit to Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 (file no. 0-18109) and incorporated by reference thereto.
(13) Filed as an Exhibit to Registrant's Form 10-QSB for the quarter ended June 30, 1995 (file no. 0-18109) and incorporated by reference thereto.
(14) Filed as an Exhibit to Registrant's Form 10-KSB for the fiscal year ended December 31, 1995 (file no. 0-18109) and incorporated by reference thereto.


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

                                           BCAM International, Inc.




                                  By:      /s/ Michael Strauss
                                           ---------------------
                                           Michael Strauss
                                           Chairman of the Board of Directors
                                           Chief Executive Officer
                                           (Principal Executive Officer)
                                           Date:  April 11, 1997



                                  By:      /s/ Robert P. Wong
                                           ----------------------
                                           Robert P. Wong
                                           Vice Chairman,
                                           Chief Technology Officer and
                                           Acting Chief Financial Officer
                                           (Acting Principal Accounting Officer)
                                           Date:  April 11, 1997

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Michael Strauss        Chairman of the Board                  April 11, 1997
-----------------------    of Directors
Michael Strauss            and Chief Executive Officer
                           (Principal Executive Officer)

/s/ Robert P. Wong         Director, Vice Chairman,               April 11, 1997
-----------------------    Chief Technology Officer and
Robert P. Wong             Acting Chief Financial Officer
                           (Acting Principal Accounting Officer)

/s/ Norman Friedland       Corporate Secretary                    April 11, 1997
-----------------------
Norman Friedland


/s/ Julian H. Cherubini    Director                               April 11, 1997
-----------------------
Julian H. Cherubini


/s/ Joel L. Gold           Director                               April 11, 1997
-----------------------
Joel L. Gold


                           Director                               April __, 1997
-----------------------
Glenn F. Santmire

                          Annual Report On Form 10-KSB
                           Item 7, Item 13(a) and (b)
                          List Of Financial Statements
                                Certain Exhibits
                        Consolidated Financial Statements
                          Year ended December 31, 1996
                            BCAM International, Inc.
                               Melville, New York

                        Form 10-KSB - Item 13(a) and (b)

                            BCAM International, Inc.

                          Index of Financial Statements


The following consolidated financial statements of BCAM International, Inc are included in Item 7:

   Report of Independent Auditors........................................    F-1

   Consolidated balance sheet-December 31, 1996..........................    F-2

   Consolidated statements of operations-
     Years ended December 31, 1996 and 1995..............................    F-3

   Consolidated statements of common shareholders' equity-
     Years ended December 31, 1996 and 1995............... ..............    F-4

   Consolidated statements of cash flows-
     Years ended December 31, 1996 and 1995 .............................    F-5

   Notes to consolidated financial statements............................    F-6

                                            Report of Independent Auditors

Shareholders and Board of Directors
BCAM International, Inc.

We have audited the accompanying consolidated balance sheet of BCAM International, Inc., as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BCAM International, Inc. at December 31, 1996, and the consolidated results of their operations and cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                      /s/Ernst & Young LLP

Melville, New York
February 27, 1997, except for
 Note 10, as to which the date
 is March 28, 1997



                                             BCAM International, Inc.

                                            Consolidated Balance Sheet

                                                 December 31, 1996

Assets
Current assets:
   Cash and cash equivalents                                                            $         526,344
   Accounts receivable - trade, less allowance for doubtful accounts
     of $11,245                                                                                    22,537
   Prepaid expenses and other current assets                                                      333,477
                                                                                        -------------------
Total current assets 882,358 Property, plant and equipment, at cost:
   Furniture and fixtures                                                                         220,318
   Equipment                                                                                      593,542
   Leasehold improvements                                                                          50,519
                                                                                        -------------------

                                                                                                  864,379
   Less accumulated depreciation and amortization                                                 670,591
                                                                                        -------------------

                                                                                                  193,788
Other assets, principally patents (net of accumulated amortization
   of $263,874)                                                                                   228,535
                                                                                        -------------------
Total assets                                                                            $       1,304,681
                                                                                        ===================
Liabilities and shareholders' equity Current liabilities:
   Accounts payable                                                                     $         118,501
   Accrued expenses and sundry liabilities                                                        166,564
                                                                                        -------------------
Total current liabilities                                                                         285,065
Other liabilities                                                                                   4,289
Commitments and contingencies                                                                           -
Acquisition preferred stock, par value $.01 per share--authorized 750,000
   shares, no shares issued or outstanding                                                              -
Common shareholders' equity:
   Common stock, par value $.01 per share--authorized 40,000,000 shares, 15,642,915
     shares issued and 14,879,733 shares outstanding                                              156,429
   Paid-in surplus                                                                             14,959,288
   Deficit                                                                                    (13,201,290)
                                                                                        -------------------

                                                                                                1,914,427
  Less 763,182 treasury shares                                                                   (899,100)
                                                                                        -------------------
                                                                                                1,015,327
                                                                                        ===================
Total liabilities and shareholders' equity                                              $       1,304,681
                                                                                        ===================

See accompanying notes.



                                             BCAM International, Inc.

                                       Consolidated Statements of Operations


                                                                             Year ended December 31
                                                                            1996                1995
                                                                   --------------------------------------

Net revenue                                                         $       604,554      $      752,077

Costs and expenses:
   Direct costs of revenue                                                  272,980             598,270
   Selling, general and administrative                                    1,801,915           1,831,494
   Research and development                                                  97,854             185,819
                                                                   --------------------------------------
                                                                          2,172,749           2,615,583
                                                                   --------------------------------------
Net loss from operations                                                 (1,568,195)         (1,863,506)

Interest income, net of interest expense of $14,579 in 1996                  54,055             174,026
                                                                   ======================================
Net loss                                                            $    (1,514,140)     $   (1,689,480)
                                                                   ======================================

Net loss per share                                                  $       (0.10)       $      (0.11)
                                                                   ======================================

Weighted average number of common shares and
   common equivalent shares outstanding                                  14,868,128          14,818,055
                                                                   ======================================



See accompanying notes.





                                                                   BCAM International, Inc.

                                                    Consolidated Statements of Common Shareholders' Equity


                              Common Stock $.01 par value                                                 Shares held
                              ---------------------------   Paid-in                                           in
                                  Shares        Amount      surplus        Deficit          Subtotal       Treasury      Total
                              ------------------------------------------------------------------------------------------------------

Balance at January 1, 1995       15,520,415    $155,204    $14,994,058    $ (9,997,670)    $ 5,151,592    $(899,100)    $ 4,252,492
Shares issued in connection
  with conversion  of  BCA
  Services, Inc. stock              100,000       1,000         99,000               -         100,000            -         100,000
Registration and issuance
  costs                                   -           -        (59,299)              -         (59,299)           -         (59,299)
Net loss                                  -           -              -      (1,689,480)     (1,689,480)           -      (1,689,480)
                              ------------------------------------------------------------------------------------------------------
Balance at December 31, 1995     15,620,415     156,204     15,033,759     (11,687,150)      3,502,813     (899,100)      2,603,713
Exercise of common stock
  warrants                           22,500         225         20,520               -          20,745            -          20,745
Registration and issuance
  costs                                   -           -        (94,991)              -         (94,991)           -         (94,991)
Net loss                                  -           -              -      (1,514,140)     (1,514,140)           -      (1,514,140)
                              ------------------------------------------------------------------------------------------------------
Balance at December 31, 1996     15,642,915    $156,429    $14,959,288    $(13,201,290)    $ 1,914,427    $(899,100)    $ 1,015,327
                              ======================================================================================================

See accompanying notes.







                                                                   BCAM International, Inc.

                                                             Consolidated Statements of Cash Flows

                                                                                Year ended December 31
                                                                                1996             1995
                                                                       ------------------------------------
Operating activities
Net loss                                                                  $  (1,514,140)   $  (1,689,480)
Adjustments to reconcile net loss to net cash used in operating activities:
     Provision for doubtful accounts                                                  -           34,726
     Depreciation                                                                86,220          103,479
     Amortization                                                               103,895           63,648
     Interest accreted on held-to-maturity securities                                 -         (114,370)
     Changes in operating assets and liabilities:
        Accounts receivable                                                     113,458          (50,866)
        Prepaid expenses and other current assets                               (99,892)          (3,105)
        Other assets                                                           (150,618)         (49,492)
        Accounts payable, accrued expenses and sundry liabilities              (137,606)        (277,998)
        Other liabilities                                                        (3,554)         (26,888)
                                                                       ------------------------------------
Net cash used in operating activities                                        (1,602,237)      (2,010,346)
                                                                       ------------------------------------

Investing activities
Purchases of property, plant and equipment                                       (6,031)          (5,188)
Proceeds from sale of equipment                                                       -            1,200
Purchases of held-to-maturity securities                                              -       (2,799,782)
Proceeds from sale of held-to-maturity securities                             1,507,172        4,535,000
                                                                       ------------------------------------
Net cash provided by investing activities                                     1,501,141        1,731,230
                                                                       ------------------------------------

Financing activities
Proceeds from note payable                                                      400,000                -
Repayment of note payable                                                      (400,000)               -
Net proceeds from exercise of stock options                                      20,745                -
Payment of stock registration and issuance costs                                (94,991)         (59,299)
                                                                       ------------------------------------
Net cash used in financing activities                                           (74,246)         (59,299)
                                                                       ------------------------------------
Decrease in cash and cash equivalents                                          (175,342)        (338,415)
Cash and cash equivalents at beginning of year                                  701,686        1,040,101
                                                                       ====================================
Cash and cash equivalents at end of year                                  $     526,344    $     701,686
                                                                       ====================================

See accompanying notes.


                            BCAM International, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1996


1. Description of Business and Principles of Consolidation

BCAM International, Inc. (the "Company") is a software technology company, specializing in ergonomic (human factor) solutions for individuals, government, and for major corporations. The Company commenced a restructuring in 1995 by focusing on (i) accelerating the development and commercialization of the Company's Intelligent Surface Technology ("IST"), (ii) continuing its development of proprietary software, which consists of IST, MQPro(R) (formerly Mannequin(R)), the EARLY(TM) process and Back-to-Work(TM) methodology, and (iii) upgrading and marketing its proprietary software products, and marketing Software Based Ergonomic Consulting Services. The Company also provides its Traditional Ergonomic Consulting Services in Ergonomic Product Assessment and Redesign and Ergonomic Workplace Assessment, with emphasis on broadening and strengthening long-term business relationships such as joint ventures, partnerships, licensees and other alliances.

The   consolidated   financial   statements   include   the   accounts  of  BCAM
International, Inc. and its subsidiaries, BCA Services, Inc., and BCAM Technologies, Inc., collectively referred to as the "Company". BCA Services, Inc. was established in December 1993 to directly focus on providing comprehensive ergonomic laboratory assessment services to U.S. manufacturing and service industries for measuring the potential risk of muscoloskeltal injury. The operations of BCAM Technologies, Inc., formed in December 1992, which were not significant, were terminated in December 1993.

2. Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 1996 consist of demand and money market accounts with U.S. banks ($56,759) and a money market account with a U.S. investment institution ($469,585).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Actual results could differ from those estimates.

                            BCAM International, Inc.

             Notes to Consolidated Financial Statements (continued)




2. Summary of Significant Accounting Policies (continued)

Revenue

Revenue is recognized based on the percentage of completion method as costs are incurred, no significant obligations remain outstanding and collection of the accounts receivable, in management's estimation, is deemed probable.

Property, Plant and Equipment

Depreciation is computed using the straight-line method at rates based on the estimated useful lives of the related assets. The estimated useful lives for furniture and fixtures is 10 years and equipment is 7 years. Leasehold improvements are amortized over the lease term or estimated useful life of the improvements, whichever is shorter.

Other Assets

Patents, trademarks and other intellectual properties are initially capitalized at cost. This amount ($143,344 at December 31, 1996) is being amortized using the straight-line method over the estimated useful lives of the underlying assets of approximately 5 years.

In 1996, the Company capitalized software development costs of $85,191. These costs will be amortized over two years using the straight-line method commencing when the software is deemed available for sale.

Research and Development

Research and development costs are charged to operations in the period incurred.

Income Taxes

The Company accounts for income taxes using Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes." At December 31, 1996, the Company has net operating loss carryforwards of approximately $13,741,000 for income tax purposes, expiring through 2011.

At December 31, 1996 and 1995, deferred tax assets approximating $4,672,000 and $4,129,000, respectively, arising from the future availability of net operating loss carryforwards have been offset in full by valuation allowances in accordance with FASB Statement No. 109.

Net Loss Per Share

Net loss per share has been computed on the basis of the weighted average number of common shares outstanding. Common stock equivalents have been excluded because their effect is antidilutive.

Stock-Based Compensation

In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." In acordance with the standard, the Company elected to continue to account for its stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations (APB 25). Under APB 25, because the exercise price of the Company's stock options granted equals the market price of the underlying stock on the date of the grant, no compensation expense is required to be recognized.

Accounting Change

In 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. This adoption had no effect on the consolidated financial statements.

Reclassification

Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

3. Acquisition Preferred Stock

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

4. Common Shareholders' Equity

On January 24, 1990, the Company issued and sold 1,100,000 units for $4.00 per unit in connection with a public offering. The net proceeds, after accounting for direct expenses of the offering, were approximately $3,397,000. On February 26, 1990, the underwriter issued and sold an additional 165,000 units at $4.00 per unit resulting from the exercise of the overallotment option and the Company received net proceeds of $574,200. Each unit consists of three shares of common stock and two Class A warrants. Each Class A warrant is exercisable to purchase one share of common stock and one Class B warrant at a price of $2.00, subject to adjustment, commencing one year from the date of the Prospectus (January 17, 1990) until January 17, 1997 (extended from January 16, 1995) subject, in certain circumstances, to earlier redemption by the Company. As a result of the dilutive effects of private placements (see Note 7) and the Discounted Warrant Plan (see below), the number of shares issuable under and the exercise price of the Company's Class B warrants, which may be exercised commencing upon issuance until January 17, 1998 (extended from January 17, 1997), have been adjusted such that each Class B warrant, as adjusted, entitles the holder to purchase one and two tenths (1.2) shares (originally one share) of Common stock at an adjusted price that varies from $2.69 to $3.23 to January 17, 1997 and $1.50 per share thereafter (originally $3.33 to $4.67). As a result of the issuance of approximately 1,717,000 Class E warrants pursuant to the Discounted Warrant Plan, each Class A warrant remaining unexercised entitles the holder thereof to purchase one and two-tenth (1.2) (originally one share) shares of common stock and one Class B warrant at an adjusted price per share, subject to further adjustment, of $1.72. Since the Company has satisfied the condition of redemption, namely the closing bid price of common stock of the Company exceeding $2.67 for a period of 30 consecutive business days, the remaining Class A Warrants were called effective November 19, 1993. The Company extended the redemption date to December 20, 1993 and 807,659 Class A Warrants were exercised resulting in the issuance of 969,191 shares of common stock and 807,659 Class B Warrants exercisable to purchase 969,191 shares of common stock and receipt by the Company of net proceeds of $1,667,008.

In connection with the public offering, the Company sold 110,000 Unit Purchase Options (the "Unit Options") to the underwriter and a finder on January 24, 1990 for a nominal consideration. The units purchasable upon exercise of the Unit Options are identical to the units sold in the public offering, except that the warrants included therein are not redeemable. The Unit Options are exercisable at 130% of the public offering price subject to certain antidilution adjustments.  The Unit  Options  are  exercisable  during the  five-year  period
(originally three-years) commencing two years from the date of the public offering, expiring January 17, 1997. As a result of the dilutive effects of the private placement, the number of Unit Options has been increased to 127,547 and the unit price adjusted to $4.35 per unit (originally $5.20 per unit). Pursuant to a settlement agreement certain Unit Purchase Option holders surrendered for exercise in full 30,369 units in a cashless transaction that provided them with 85,674 shares of common stock representing the excess of the fair market value of the common stock and Class A warrants, over the exercise price of the Unit. At December 31, 1996, there were 97,178 units (underwriter) and 1,568 units (finder) outstanding.

In October 1991, the Board of Directors of the Company approved a Discounted Warrant Plan, providing for 1) a reduction in the price of each Class A warrant which was exercised during the Class A Limited Exercise Period (expired in 1992) from $2.00 to the discounted price of $1.50 per share of common stock, and 2) the issuance to each holder who exercised a discounted Class A warrant during the Class A Limited Exercise Period, a Class E warrant, in lieu of a Class B warrant, which has the same terms and conditions as the Class B warrants, except that the price of each Class E warrant was reduced to the discounted price of $1.25 per share of common stock until the expiration date on January 17, 1998 (extended from January 16, 1995).

Pursuant to the Discounted Warrant Plan, approximately 1,717,000 Class A warrants were exercised resulting in the issuance of approximately 1,717,000 shares of common stock and 1,717,000 Class E warrants exercisable to purchase approximately 1,888,700 shares of common stock and the receipt by the Company of net proceeds of approximately $2,500,000. During the year ended December 31, 1993, 1,022,825 Class E warrants were exercised resulting in an issuance of 1,125,109 shares of common stock and receipt by the Company of net proceeds of $1,406,464. In connection with the exercise of the E warrants, options to purchase 38,508 unregistered shares of common stock exercisable at prices ranging from $3.31 through $3.44 per share were issued to two registered brokerage houses, as an inducement for their exercise of the aforementioned Class E warrants. The options were exercisable for 18 months from the dates of exercise of the Class E warrants (October 1993). In addition, through December 31, 1992, 202,588 Class E warrants were exercised resulting in the issuance of approximately 223,000 shares of common stock and the receipt by the Company of net proceeds of approximately $280,000. In connection with the Discounted Warrant Plan, the Board of Directors issued in 1992 an aggregate of 166,154 restricted shares of common stock of the Company to two registered brokers, in full payment of the compensation due them for soliciting the exercise of the Class A warrants.

In June 1991, Class D warrants exercisable over a five-year term to purchase 176,250 shares of common stock at $2.00 per share and Class C warrants exercisable over a five and one-half year term (originally five-year term) to purchase 200,000 shares of common stock at $1.00 per share were issued in connection with the private placement (see Note 7). As a result of the exercise of Class E warrants and pursuant to provisions for adjustment of the exercise price of the Company's Class D warrants, each Class D warrant entitles the holder to purchase approximately two and three-tenths (2.3) (originally one share) shares of common stock at an adjusted price per share, subject to further adjustment, of approximately $.88 per share and each Class C warrant to purchase 228,571 (originally 200,000) shares of common stock at $.88 per share. Through December 31, 1996, 173,750 Class D warrants have been exercised resulting in an issuance of 397,143 shares of common stock and the receipt by the Company of $347,500 and 63,334 Class C warrants have been exercised resulting in an issuance of 72,334 shares of common stock and the receipt by the Company of $63,344. The Class C warrants still outstanding which were to expire on January 17, 1997 were extended to March 18, 1997 and the price was reduced to $.75 per share. Such warrants expired unexercised.

Effective June 22, 1995, the Company's shareholders voted to increase the number of authorized common stock from 20 million shares to 40 million shares.

Common shares reserved for future issuance as of December 31, 1996 are approximately as follows:

Units sold in public offering in 1990:
   Class B warrants                                                     969,000
   Class E warrants                                                     541,000
Third party options (Note 5)                                            500,000
Unit Options                                                            766,000
1989 Stock Option Plan (Note 5)                                         432,000
1989 Nonstatutory Plan (Note 5)                                         100,000
1995 Stock Option Plan                                                1,761,000
Warrants issued in private placement in 1991 (Note 7):                        0
   Class C warrants                                                     156,000
   Class D warrants                                                       6,000
                                                                 ===============
                                                                      5,231,000
                                                                 ===============

5. Stock Options

In June 1995, the shareholders of the Company approved the adoption of the 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan provides for the granting of incentive stock options ("ISOs") and/or nonqualified stock options to employees, directors or consultants of the Company to purchase an aggregate of 2,000,000 shares of the Company's common stock. The option price per share for ISOs granted under the 1995 Plan shall not be less than the fair market value of the Company's common stock on the date of grant. Furthermore, the option price per share shall be determined by the Board of Directors. Options vest based on certain provisions related principally to future services. Options are exercisable over various periods up to ten years from the date of grant. No option may be granted under the 1995 Plan after June 2005. At December 31, 1996, there were 219,500 shares available for granting of future options. The 1995 Plan replaced all prior option plans and no further options will be granted under the prior option plans.

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

Option activity during each of the two years ended December 31, 1996 for the 1989 Plan and the 1989 Nonstatutory Plan is summarized as follows:

                                    1989 Nonstatutory Plan                    1989 Plan
                                      Shares Under Option                Shares Under Option
                                 ------------------------------------------------------------------------
                                                                                Weighted
                                                     Number                     Average       Number
                                 Option price per      of      Option price     Exercise        of
                                       share         Shares      per share       Price        Shares
                                 ------------------------------------------------------------------------
Balance at January 1, 1995                           190,833                                  988,008
Granted                                                    -             $ .92                119,000
Cancelled/expired                $1.13 to $2.56      (90,833)    $.92 to $3.47               (655,008)
                                                                                          ---------------
Balance at December 31,1995                          100,000                       $1.95      452,000
Exercised                                                  -             $ .92     $ .92       (2,500)
Cancelled                                                  -     $.92 to $3.13     $2.18      (17,500)
                                                     -------                              ---------------
Balance at December 31,1996                          100,000                       $1.94      432,000
                                                     =======                              ===============


Option activity during during each of the two years ended December 31, 1996 for the 1995 Plan is summarized as follows:

                                                                   1995 Plan
                                                              Shares Under Option
                                            --------------------------------------------------------
                                                                    Weighted            Number
                                             Option price per        Average              of
                                                  share          Exercise Price         shares
                                            --------------------------------------------------------

       Balance at January 1, 1995                                                             -
       Granted                              $0.92 to $1.68                              1,962,500
       Cancelled/expired                             $0.92                                (30,000)
                                                                                   -----------------
       Balance at December 31, 1995                                      $1.04          1,932,500
                                                                                   -----------------
       Granted                              $0.95 to $1.20               $1.09            198,000
       Cancelled/expired                             $0.92               $1.09           (350,000)
       Exercised                                     $0.92               $0.92            (20,000)
                                                                                   -----------------
       Balance at December 31, 1996                                                     1,760,500
                                                                                   =================

During 1996, the Company granted 100,000 fully vested nonstatutory stock options at fair market value to a third party, which are exercisable for a period of ten years at a price of $1.17 per share. In addition, during 1995, the Company granted 300,000 fully vested nonstatutory stock options at fair market value to a third party, which are exercisable for a period of eighteen months at a price of $1.05 per share, and 5,000 nonstatutory stock options at fair market value to a third party, which were cancelled in 1996. Further, in 1994 the Company granted 100,000 nonstatutory stock options at fair market value to a third party, which vest ratably over two years and are exercisable for a period of five years at a price of $1.69 per share. At December 31, 1996, 500,000 of these options are outstanding.

                                 * * * * * * * *

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based compensation" which requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model. The Company's pro forma information follows:


                                                        December 31
                                                1996                   1995
                                         -----------------      ----------------

       Pro forma net loss                 $   (1,861,660)       $    (1,876,559)
       Pro forma loss per share           $         (.13)       $          (.13)

The fair value of these options at the date of the grant was estimated with the following weighted average assumptions for 1996 and 1995: risk free interest rates ranging from 5.7% to 7.1%, no dividend yield, volatility factor of the expected market price of the Company's common stock of 49%, and a weighted average expected life of the options ranging from six to eight years. Because Statement 123 is applicable only to options granted subsequent to December 31, 1994 and employee stock options granted vest over a period from one to four years, its pro forma effect will not be fully reflected in pro forma net income.

The following table summarizes information about stock options outstanding at December 31, 1996:

                                   Options Outstanding               Options Exercisable
                                 -------------------------         -----------------------
                                         Weighted
                           Number         Average      Weighted      Number       Weighted
           Range of      Outstanding     Remaining     Average     Outstanding    Average
           Exercise      at December    Contractual    Exercise    at December    Exercise
            Price         31, 1996         Life         Price       31, 1996       Price
          -----------    -----------    -----------    --------    -----------    ---------
          $0.92-$1.00      495,500      8.0 years      $0.92         157,250      $0.92
          $1.01-$2.00    1,589,000      6.8 years      $1.12         708,375      $1.12
          $2.01-$3.22      208,000      0.2 years      $2.64         205,000      $2.65
          -----------    -----------    -----------    --------    -----------    ---------
          $0.92-$3.22    2,292,500      2.5 years      $1.22       1,070,625      $1.38
          ===========    ===========    ===========    ========    ===========    =========

The weighted average fair value of all stock options granted in 1996 was $.70 per share.


6. Leases

The Company leases its office space for a term extending through March 31, 2000. In August, 1996, this lease was modified to reflect a reduction in leased space. Additionally, the Company has entered into various operating leases for equipment. Future minimum payments under noncancellable operating leases for years ending December 31 are as follows:

                               1997                           $150,674
                               1998                            155,146
                               1999                            155,865
                               2000                             39,316
                                                         =================
                                                              $501,001
                                                         =================

Rent expense in 1996 and 1995, under all operating leases, was approximately $168,000 and $179,000, respectively.

7. Private Placements

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

8. Deferred Revenue

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

9. Significant Customers

The Company generated a significant percentage of its revenue from a small number of customers. In 1996, revenue from three customers comprised approximately 74% of total revenue (38%, 18% and 18%). In 1995, revenue from four customers comprised approximately 62% of total revenue (29%, 12%, 11% and 10%).

At December 31, 1996, three customers accounted for approximately 84% of the Company's gross accounts receivable. Consistent with industry standards, receivables are generally payable within 90 to 120 days and collateral is not required.

10. Subsequent Events

On March 19, 1997 the Company entered into an agreement with another company (the "acquiree") to purchase all of the common stock of the acquiree for approximately $4,600,000. This commitment is contingent upon the Company obtaining the necessary financing to fund the purchase. The Company does not have any obligations under this agreement should management be unable to obtain this financing.

On January 15, 1997, the Company offered a minimum of 400,000 units, each consisting of one share of the Company's common stock and a non-redeemable Class AA warrant which entitles the holder to purchase one share of the Company's Common Stock at a price of $1.10 per share, until March 31, 1999. The offering was completed on March 28, 1997, and the Company sold 1,075,000 units for $1,075,000. The funds will be used for the advancement of various technologies as well as for working capital.