Form 10KSB/A
period 1996-12-31
BCAM INTERNATIONAL INC
filed 1997-04-30
CIK 856143

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996      Commission File Number: 0-18109

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

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE
------- ------------------------------------------------------------------------
        WITH SECTION 16(A) OF THE EXCHANGE ACT
        --------------------------------------

Directors and Executive Officers
--------------------------------

     As of April 28, 1997, the directors and executive officers of BCAM International, Inc. ("the Company") are as follows:

      Name             Age                   Position With Company
      ----             ---                   ---------------------
Michael Strauss        55    Chairman of the Board of Directors, President,
                             Chief Executive Officer and Chief Operating Officer

Robert P. Wong         55    Vice Chairman of the Board of Directors, Chief
                             Technology Officer, Acting Chief Financial Officer and Treasurer

Norman M. Friedland    49    Secretary

Julian H. Cherubini    61    Director

Joel L. Gold           55    Director

Glenn F. Santmire      55    Director

     The Company's directors are elected by the Company's stockholders at each annual meeting or, in the case of a vacancy, are appointed by the directors then in office, to serve until the next annual meeting or until their successors are elected and qualified. Officers are appointed by and serve at the discretion of the Board of Directors.

     Michael Strauss became the Company's President and Chief Operating Officer effective January 2, 1995 and its Chairman of the Board and Chief Executive Officer on February 16, 1995. From 1991 to December 31, 1994, Mr. Strauss was President and Chief Operating Officer of Colorado Prime Corp., a home food service company providing home delivery of high quality, custom designed food programs to retail customers. From 1984 to 1991, he was Chairman and Chief
Executive Officer of Capital Credit Corporation, a subsidiary of Union Corporation, a New York Stock Exchange Company. Capital Credit Corporation provides receivables management and consumer debt collection services to corporations in the financial services, telecommunications, health care and related businesses. On June 18, 1992, Mr. Strauss and his agents and employees at Capital Credit Corporation consented to a final judgment of permanent injunction enjoining Mr. Strauss from violating Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rules 10b-5 and 13b2-1 of Sections 3(a) and 13(b)(2)(A) of the Exchange Act and Rules 12b-20 and 13a-13 promulgated thereunder. Senior managers at Capital Credit Corporation were also permanently enjoined as provided above. Prior to his tenure at Union Corporation, Mr. Strauss was employed by American Express Company in various senior management positions including Executive Vice President of the Financial Services Division of Shearson Lehman Brothers, Executive Vice President of Travel Related Services, and President of American Express Canada, Inc. Mr. Strauss has a BBA from the City University of New York and an MBA from the Baruch School-City University of New York.

     In February, 1995, Robert Wong was appointed Vice Chairman of the Board and Chief Technology Officer, after having become a director in February of 1994.
Since September, 1996, Mr. Wong is also serving as Acting Chief Financial Officer and Treasurer. Previously, from February 1994 through February 1995, Mr. Wong worked as a representative for the Prudential Insurance Company, and was a private investor from 1989 to February 1995. Over the previous 27 years, Mr. Wong was founder and president of several technology companies and president of several subsidiaries of Coordinated Apparel, Inc. Mr. Wong has an SB in
Electrical Engineering and also an SB in Industrial Management from Massachusetts Institute of Technology.

     In September, 1996, Norman M. Friedland was appointed Corporate Secretary. Since 1994, Mr. Friedland has been counsel to the law firm of Ruskin, Moscou, Evans & Faltischek, P.C., the Company's general counsel, and prior to that was in the private practice of law.

     Joel L. Gold was elected a Director in February 1994. In April 1996, Mr. Gold became Executive Vice President of L.T. Lawrence Co., an investment banking firm. From April 1995 to April 1996, Mr. Gold was a managing director and head of investment banking at Fechtor & Detwiler. From 1993 to 1995, Mr. Gold was a managing director at Furman Selz Incorporated, an investment banking firm. Prior to joining Furman Selz, from 1991 to 1993, he was a managing director at Bear Sterns & Co., an investment banking firm. Previously, Mr. Gold was a managing director at Drexel Burnham Lambert for nineteen years. He is currently a member of the Board of Directors of MSA Realty Corp., Action Industries, Inc., Concord Camera, William Greenberg, Jr. Desserts and Cakes, Inc., Sterling Vision, Inc. and Life Medical Sciences. Mr. Gold has a law degree from New York University and an MBA from Columbia Business School.

     Julian H. Cherubini was elected a director in April 1995. Mr. Cherubini is the President and Chief Executive Officer of AliMed, Inc., a company that manufactures and distributes a broad range of products for orthopedic rehabilitation, diagnostic imaging, operating rooms, occupational medicine and ergonomics. Mr. Cherubini founded AliMed, Inc. in 1970 and has served as its President and Chief Executive Officer since its inception. Mr. Cherubini holds a BS Degree in Metallurgy from the Massachusetts Institute of Technology and a Masters Degree in Materials and Radiochemistry from the University of Texas at Oak Ridge.

     Glenn F. Santmire was appointed a director in October 1995. Since 1995 he has been employed by Unisys Corporation as Group Vice President of the Worldwide Services-Market Sector Group. From 1994 to 1995 he was President of GFS Associates, Inc., a consulting firm which he founded. From 1992 to 1994 Mr. Santmire was a Senior Vice President at Mastercard International and from 1990 to 1992 he was President of Enhanced Telephone Services, Inc., a subsidiary of Citibank. Mr. Santmire possesses both a BA and an MBA degree from New York University as well as a law degree from George Washington University School of Law.


Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based solely on the Company's review of the copies of such forms received by it during the Company's fiscal year ended December 31, 1996, the Company believes that the Reporting Persons complied with all filing requirements applicable to them.


ITEM 10. EXECUTIVE COMPENSATION
-------- ----------------------

Executive Compensation
----------------------

     The table set forth below shows information concerning the compensation for services in all capacities during the years indicated paid to or earned by (i) the Company's Chief Executive Officer and (ii) each executive officer of the Company (other than the Chief Executive) whose annual compensation exceeded $100,000 during 1996.

                                           SUMMARY COMPENSATION TABLE

                                                                                     Long Term
                                                  Annual Compensation           Compensation Awards

                                                                Other Annual               All Other
Name and Principal Position        Year     Salary     Bonus    Compensation   Options    Compensation
                                              ($)       ($)         ($)         (#)           ($)
---------------------------        ----       ---       ---         ---         ---      -------------

Michael Strauss (1)                1996    $200,000      -        $8,280         -             -
Chairman, President,               1995    $200,000      -        $7,743     1,000,000         -
Chief   Executive Officer and      1994        -         -           -           -             -
Chief Operating Officer

Robert Wong (2)                    1996    $102,000      -        $6,000         -             -
Vice Chairman,                     1995    $ 87,000      -        $2,000       492,500         -
Chief Technology Officer and       1994        -         -           -           7,500         -
Acting Chief Financial Officer

(1) Mr.  Strauss  became  employed  by the  Company as its  President  and Chief
    Operating Officer on January 2, 1995 at an annual salary of $200,000. He subsequently became Chairman and Chief Executive Officer with no additional compensation on February 16, 1995.

(2) Mr. Wong was elected a Director in February 1994. He became employed by the Company as its Chief Technology Officer, and was appointed Vice Chairman, on February 16, 1995 at an annual salary of $102,000.

Employment Agreement - Michael Strauss
--------------------------------------

     Mr. Michael Strauss became the President and Chief Operating Officer of the Company effective January 2, 1995 pursuant to an employment agreement dated October 13, 1994. On February 16, 1995 the employment agreement was amended to employ Mr. Strauss as the Chief Executive Officer of the Company and Chairman of the Board of Directors. The Company is currently negotiating a new employment agreement with Mr. Strauss to replace the amended employment agreement, which expired on January 2, 1997. Mr. Strauss receives a base salary at a rate of $200,000 per annum. Mr. Strauss received, on January 3, 1995, options to purchase 300,000 shares at an exercise price of $1.0313, on February 16, 1995, options to purchase 200,000 shares at an exercise price of $0.9219, and, on July 3, 1995, options to purchase 500,000 shares at an exercise price of $1.04069. Mr. Strauss is also entitled to participate in the Company's benefit plans and to receive an allowance for the cost of an automobile.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

     The following table sets forth information as of April 28, 1997, based on information obtained from the records of the Company with respect to the beneficial ownership of shares of Common Stock of the Company by (i) each person known by the Company to be owners of more than five percent of the outstanding shares of Common Stock, (ii) each director and nominee and certain executive officers, and (iii) all officers and directors as a group.

                                  Common Stock
                                  ------------
                                     Amount and Nature        Percentage of
Name and Address of                    of Beneficial           Common Stock
Beneficial Owner                        Ownership (3)             Owned
------------------------------      -------------------       --------------
Kirr, Marbach & Company LLC (1)         2,042,500 (4)             12.8%
Michael Strauss (2)                       425,000 (5)              2.7%
Robert P. Wong (2)                        211,875 (6)              1.3%
Norman M. Friedland (2)                      0                      *
Joel L. Gold (2)                          107,500 (7)               *
Julian H. Cherubini (2)                    25,000 (8)               *
Glenn F. Santmire (2)                      17,500 (9)               *
All officers and directors                786,875 (5,6,7,8,9)      4.9%
 as a group (6 persons)


1 Beneficial owner of more than five percent of the outstanding shares of Common Stock whose address is 621 Washington Street, Columbus, IN 47201.

2 All addresses are c/o BCAM International, Inc., 1800 Walt Whitman Road, Melville, New York 11747.

3    The Company  believes  that all persons named in the table have sole voting
     and   investment   power  with  respect  to  all  shares  of  Common  Stock
     beneficially owned by them.

4 Includes warrants to purchase 770,000 shares of Common Stock exercisable within 60 days of the date hereof

5 Includes options to purchase 425,000 shares of Common Stock exercisable within 60 days of the date hereof. Does not include options to purchase 575,000 shares of Common Stock not exercisable within 60 days of the date hereof.

6 Includes options to purchase 211,875 shares of Common Stock exercisable within 60 days of the date hereof. Does not include options to purchase 288,125 shares of Common Stock not exercisable within 60 days of the date hereof.

7 Includes options to purchase 57,500 shares of Common Stock exercisable within 60 days of the date hereof.

8 Includes options to purchase 25,000 shares of Common Stock exercisable within 60 days of the date hereof.

9 Includes options to purchase 17,500 shares of Common Stock exercisable within 60 days of the date hereof. Does not include options to purchase 7,500 shares of Common Stock not exercisable within 60 days of the date hereof.

*    less than 1%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

     None.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                 BCAM International, Inc.




                                By:      /s/ Michael Strauss
                                         -------------------
                                         Michael Strauss
                                         Chairman of the Board of Directors
                                         Chief Executive Officer
                                         (Principal Executive Officer)
                                         Date:  April 29,1997



                                By:      /s/ Robert P. Wong
                                         ------------------
                                         Robert P. Wong
                                         Vice Chairman,
                                         Chief Technology Officer and
                                         Acting Chief Financial Officer
                                         (Acting Principal Accounting Officer)
                                         Date:  April 29, 1997