Form 10QSB
period 1997-03-31
BCAM INTERNATIONAL INC
filed 1997-05-12
CIK 856143

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997
                                                 --------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT

             For the transition period from _________ to ___________

                         Commission file number 0-18109
                                                -------


                            BCAM INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

          New York                                   13-3228375
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1800 Walt Whitman Road, Melville, New York 11747
------------------------------------------------
(Address of principal executive offices)

                                 (516) 752-3550
                           ---------------------------
                           (Issuer's telephone number)

                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No ___

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 15,954,733
                                                 ----------

     Transitional Small Business Disclosure Format (check one): Yes ____ No X

                                   FORM 10-QSB

                            BCAM INTERNATIONAL, INC.



PART I.  FINANCIAL INFORMATION:
-------------------------------

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet--March 31, 1997 (Unaudited)...............3

Condensed Consolidated Statements of Operations - Three Months
   Ended March 31, 1997 and 1996 (Unaudited)...................................4

Condensed Consolidated Statements of Cash Flows - Three Months Ended
   March 31, 1997 and 1996 (Unaudited).........................................5

Notes to Condensed Consolidated Financial Statements - March 31, 1997
  (Unaudited)..................................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....    .....................................8

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K.....................................10


SIGNATURES....................................................................11

INDEX OF EXHIBITS................................................. ...........12

                                           BCAM INTERNATIONAL, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                              MARCH 31, 1997

ASSETS
Current assets:
    Cash and cash equivalents                                                        $           912,325
    Accounts receivable, less allowance for doubtful accounts of $11,245                          75,524
    Prepaid expenses and other current assets                                                    547,536
                                                                                     --------------------
Total current assets                                                                           1,535,385

Property, plant, and equipment, at cost:
    Furniture and fixtures                                                                       220,318
    Equipment                                                                                    595,812
    Leasehold improvements                                                                        50,519
                                                                                     --------------------
                                                                                                 866,649
    Less accumulated depreciation and amortization                                              (687,566)
                                                                                     --------------------
                                                                                                 179,083
Other assets, principally patents and capitalized software
    (net of accumulated amortization of $97,229)                                                 316,422
                                                                                     --------------------
Total assets                                                                         $         2,030,890
                                                                                     ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                 $           218,079
    Accrued expenses and other current liabilities                                               159,566
                                                                                     --------------------
Total current liabilities                                                                        377,645

Other liabilities                                                                                  4,289
Commitments and contingencies                                                                          -
Acquisition preferred stock, par value $.01 per share:
    Authorized 750,000 shares, no shares issued or outstanding                                         -

Common shareholders' equity:
    Common stock, par value $.01 per share; authorized 40,000,000 shares,
    16,717,915 shares issued and 15,954,733 shares outstanding                                   167,179
    Paid-in surplus                                                                           16,000,408
    Deficit                                                                                  (13,619,531)
                                                                                     --------------------
                                                                                               2,548,056
    Less 763,182 treasury shares                                                                (899,100)
                                                                                     --------------------
                                                                                               1,648,956
                                                                                     --------------------
Total liabilities and shareholders' equity                                           $         2,030,890
                                                                                     ====================

See accompanying notes


                                        BCAM INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                               THREE MONTHS ENDED MARCH 31
                                                      ----------------------------------------------
                                                              1997                     1996
                                                      -------------------     ----------------------

Net revenue                                           $           71,371      $             102,495

Costs and expenses:
   Direct costs of revenue                                        79,171                     44,745
   Selling, general and administrative                           408,935                    507,656
   Research, development and engineering                           8,109                     27,227

                                                      -------------------     ----------------------
Total operating expenses                                         496,215                    579,628

                                                      -------------------     ----------------------
Net loss from operations                                        (424,844)                  (477,133)

Interest income (expense), net                                     6,603                       8,894

                                                      -------------------     ----------------------
Net loss                                              $         (418,241)     $            (468,239)
                                                      ===================     ======================

Net loss per share                                    $            (0.03)     $               (0.03)
                                                      ===================     ======================

Weighted average number of common
   shares outstanding                                         15,407,511                 14,877,233
                                                      ===================     ======================

See accompanying notes

                                                          BCAM INTERNATIONAL, INC.

                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                         THREE MONTHS ENDED MARCH 31
                                                                                 ------------------------------------------
                                                                                        1997                     1996
                                                                                 ------------------       -----------------
OPERATING ACTIVITIES
Net loss                                                                         $        (418,241)       $       (452,321)
Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation                                                                          16,975                  36,415
      Amortization                                                                           6,467                       -
      Accrued interest on held to maturity securities                                            -                 (13,941)
      Changes in operating assets and liabilities:
         Accounts receivable                                                               (52,987)               (111,622)
         Prepaid expenses and other current assets                                        (214,059)                124,910
         Accounts payable, accrued expenses and sundry liabilities                          92,580                (156,474)
         Other liabilities                                                                       -                   2,354
                                                                                 ------------------       -----------------
Net cash (used in) operating activities                                                   (569,265)               (570,679)
                                                                                 ------------------       -----------------

INVESTING ACTIVITIES
Purchase of property, plant and equipment                                                   (2,270)                      -
Investment in software technology                                                          (94,354)                  3,740
Proceeds from sale of held to maturity securities                                                -               1,521,113
                                                                                 ------------------       -----------------
Net cash (used in) provided by investing activities                                        (96,624)              1,524,853
                                                                                 ------------------       -----------------

FINANCING ACTIVITIES
Net proceeds from sale of common stock                                                   1,075,000                       -
Net proceeds from exercise of options                                                            -                       -
Payment of stock registration and issuance costs                                           (23,130)                (51,780)
                                                                                 ------------------       -----------------
Net cash provided by (used in) financing activities                                      1,051,870                 (51,780)
                                                                                 ------------------       -----------------

Increase in cash and cash equivalents                                                      385,981                 902,394
Cash and cash equivalents at beginning of period                                           526,344                 701,686
                                                                                 ==================       =================
Cash and cash equivalents at end of period                                       $         912,325        $      1,604,080
                                                                                 ==================       =================

See accompanying notes

                            BCAM INTERNATIONAL, INC.
                                 ("THE COMPANY")

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1997

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

2. PER SHARE DATA

     Net loss per share has been computed on the basis of the weighted average number of common shares outstanding for each of the periods presented. Common stock equivalents have been excluded since their effect is antidilutive.

3. INCOME TAXES

     The Company accounts for income taxes in accordance with Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes". The Company has not reflected a benefit for income taxes in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 1997 and the three months ended March 31, 1996, since the future availability of net operating loss carryforwards have been offset in full by valuation allowances in accordance with FASB Statement No. 109.

BCAM INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. PRIVATE PLACEMENT

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

5. STOCK PURCHASE AGREEMENT

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

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
        OF OPERATIONS
        -------------

     The March 31, 1997 Form 10-QSB represents the first quarterly report after the Form 10-KSB and Form 10-KSB/A for the year ended December 31, 1996. The 10-QSB should be read in conjunction with the aforementioned document, and represents a comparison between the quarter ended March 31, 1997 and the quarter ended March 31, 1996.

RESULTS OF OPERATIONS

     Net revenue is recognized based on the percentage of completion method as costs are incurred, no significant obligations remain outstanding and collection of the accounts receivable, in management's estimation, is deemed probable.

     Net revenue decreased by $31,124, to $71,371, during the three months ended March 31, 1997, as compared to the same period in 1996. The decrease was primarily due to a decline of approximately $36,000 in Ergonomic Workplace Assessment service revenue.

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

     Direct costs in total increased by $34,427, to $79,172, in the quarter ended March 31, 1997, as compared to the same period in 1996. The reason for the increase in total is that 1996 direct costs were offset by a $63,750 reduction in a reserve established in 1994. Excluding this item, direct costs were $29,323 lower in 1997 than in 1996.

     As a result of the above, gross profit, as set forth in the table below, decreased by $65,551 for the quarter ended March 31, 1997, as compared to the comparable period in 1996.


                                   Three Months Ended March 31
                                   ---------------------------
                                     1997                1996
                                     ----                ----

Net revenue                        $71,371            $102,495

Direct costs                        79,172              44,745
                                   -------            --------

Gross profit                       ($7,801)            $57,750

Gross profit %                      (11%)                56%

     Selling, general and administrative expenses decreased by $98,721 for the three months ended March 31, 1997, as compared to the same period in 1996. This decrease was primarily attributable to a reduction in salaries, benefits and related expenses, as a result of the elimination of two sales and marketing positions. In addition, insurance costs were reduced due to the negotiation of more favorable rates on certain policies.

     Research, development and engineering costs decreased by $19,118 to $8,109 for the quarter ended March 31, 1997 from $27,227 for the same period in 1996.

     Net interest income decreased by $2,291 for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. This was due to a decrease in assets available for investment.

     Net loss, as a result of the above, for the three months ended March 31, 1997, was $418,241, as compared to a net loss of $468,239 for the comparable period in 1996.

     There was no tax benefit for the three months ended March 31, 1997 and the three months ended March 31, 1996, due to losses which have increased the future availability of the net operating loss carryforward which has been offset by valuation allowances.


LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and held-to-maturity securities were $912,325 as of March 31, 1997, compared to $526,344 as of December 31, 1996. Net cash used in operating activities, mainly to cover the net loss, was $569,265 for the period ended March 31, 1997. Investing activities used $96,624 in the three months ended March 31, 1997, primarily for investment in software technology. Financing activities, primarily the proceeds from a private placement completed on March 28, 1997 provided $1,051,870 in cash for the period ended March 31, 1997.

     Working capital was $1,157,740 as of March 31, 1997, compared to $597,293 as of December 31, 1996. The increase of $560,447 or 93.8% in working capital was primarily attributable to the proceeds from the private placement, reduced by the net loss incurred in the three months ended March 31, 1997.

     The Company expects that its working capital, together with revenue from operations will be more than sufficient to meet any liquidity and capital requirements for the remainder of 1997.

     On March 19, 1997, the Company entered into an agreement with the owners of Drew whereby, the Company will purchase all of the Common Stock of Drew for $4,600,000 subject to financing. Drew, of Lancaster Ohio, is a 125 year-old leading designer, manufacturer and distributor of medical footwear and orthotic products. This acquisition will complete the Company's restructuring. Drew represents an opportunistic and synergistic vehicle for the Company to incorporate IST into medical footwear and orthotic products, for diabetics, arthritics, and the aging population.

     The Company has committed to spend $230,000 during the remainder of 1997 for the development of the Microvalve.



         PART II. OTHER INFORMATION
                  -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (A)      EXHIBITS.
                  ---------

                  27       Financial Data Schedule

         (B)      REPORTS ON FORM 8-K
                  -------------------

                  No reports were filed on Form 8-K during the three month period ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            BCAM INTERNATIONAL, INC.


Dated: May 9, 1997                 By: /s/  Michael Strauss
       -----------                     --------------------
                                       Michael Strauss
                                       Chairman of the Board of Directors
                                       Chief Executive Officer


Dated: May 9, 1997                 By: /s/ Robert P. Wong
       -----------                     ------------------
                                       Robert P. Wong
                                       Vice Chairman of the Board of Directors
                                       Chief Technology Officer
                                       Acting Chief Financial Officer

                                INDEX OF EXHIBITS
                                -----------------

Exhibit No.                Exhibit
-----------                -------

    27                     Financial Data Schedule, Unaudited