Form 10QSB/A
period 1997-03-31
BCAM INTERNATIONAL INC
filed 1997-05-20
CIK 856143

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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

                                  FORM 10-QSB/A

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
                                                                                     ====================

See accompanying notes


                                        BCAM INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                               THREE MONTHS ENDED MARCH 31
                                                      ----------------------------------------------
                                                              1997                     1996
                                                      -------------------     ----------------------

Net revenue                                           $           71,371      $             102,495

Costs and expenses:
   Direct costs of revenue                                        79,171                     44,745
   Selling, general and administrative                           408,935                    507,656
   Research, development and engineering                           8,109                     27,227

                                                      -------------------     ----------------------
Total operating expenses                                         496,215                    579,628

                                                      -------------------     ----------------------
Net loss from operations                                        (424,844)                  (477,133)

Interest income (expense), net                                     6,603                     24,812

                                                      -------------------     ----------------------
Net loss                                              $         (418,241)     $            (452,321)
                                                      ===================     ======================

Net loss per share                                    $            (0.03)     $               (0.03)
                                                      ===================     ======================

Weighted average number of common
   shares outstanding                                         15,407,511                 14,857,233
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

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
        OF OPERATIONS
        -------------

     The March 31, 1997 Form 10-QSB/A (which amends the March 31, 1997 Form 10-QSB to correct typographical errors) represents the first quarterly report after the Form 10-KSB and Form 10-KSB/A for the year ended December 31, 1996. The 10-QSB/A should be read in conjunction with the aforementioned document, and represents a comparison between the quarter ended March 31, 1997 and the quarter ended March 31, 1996.

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

     Net interest income decreased by $18,209 for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. This was due to a decrease in assets available for investment.

     Net loss, as a result of the above, for the three months ended March 31, 1997, was $418,241, as compared to a net loss of $452,321 for the comparable period in 1996.

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


                            BCAM INTERNATIONAL, INC.


Dated: May 20, 1997                By: /s/  Michael Strauss
       ------------                    --------------------
                                       Michael Strauss
                                       Chairman of the Board of Directors
                                       Chief Executive Officer


Dated: May 20, 1997                By: /s/ Robert P. Wong
       ------------                    ------------------
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