Form 10QSB
period 1997-06-30
BCAM INTERNATIONAL INC
filed 1997-08-13
CIK 856143

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                                 --------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT

             For the transition period from _________ to ___________

                         Commission file number 0-18109
                                                -------


                            BCAM INTERNATIONAL, INC.
--------------------------------------------------------------------------------
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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 15,954,733
                                                 ----------

     Transitional Small Business Disclosure Format (check one): Yes ____ No X

                                   FORM 10-QSB

                            BCAM INTERNATIONAL, INC.



PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet--June 30, 1997 (Unaudited)................3

Condensed Consolidated Statements of Operations - Three Months
   and Six Months ended June 30, 1997 and 1996 (Unaudited).....................4

Condensed Consolidated Statements of Cash Flows - Six Months Ended
   June 30, 1997 and 1996 (Unaudited)..........................................5

Notes to Condensed Consolidated Financial Statements - June 30, 1997
   (Unaudited).................................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.........................................8

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................11


SIGNATURES....................................................................12

INDEX OF EXHIBITS.............................................................13

                            BCAM INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 1997
Current assets:
    Cash and cash equivalents                                                $         240,964
    Accounts receivable, less allowance for doubtful accounts of $11,245                73,796
    Inventory                                                                           26,158
    Prepaid expenses and other current assets                                          719,725
                                                                            ------------------
Total current assets                                                                 1,060,643

Property, plant, and equipment, at cost:
    Furniture and fixtures                                                             220,318
    Equipment                                                                          586,421
    Leasehold improvements                                                              50,519
                                                                            ------------------
                                                                                       857,258
    Less accumulated depreciation and amortization                                    (695,725)
                                                                            ------------------
                                                                                       161,533
Other assets, principally patents and capitalized software
    (net of accumulated amortization of $103,600)                                      337,190
                                                                            ------------------
Total assets                                                                 $       1,559,366
                                                                            ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                         $         203,715
    Accrued expenses and other current liabilities                                     190,343
                                                                            ------------------
Total current liabilities                                                              394,058

Other liabilities                                                                        4,289
Commitments and contingencies                                                                -
Acquisition preferred stock, par value $.01 per share:
    Authorized 750,000 shares, no shares issued or outstanding                               -

Common shareholders' equity:
    Common stock, par value $.01 per share; authorized 40,000,000 shares,
    16,717,915 shares issued and 15,954,733 shares outstanding                         167,179
    Paid-in surplus                                                                 16,002,908
    Deficit                                                                        (14,109,968)
                                                                            ------------------
                                                                                     2,060,119
    Less 763,182 treasury shares                                                      (899,100)
                                                                            ------------------
                                                                                     1,161,019
                                                                            ------------------
Total liabilities and shareholders' equity                                   $       1,559,366
                                                                            ==================

See accompanying notes

                            BCAM INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                  THREE MONTHS ENDED JUNE 30                   SIX MONTHS ENDED JUNE 30
                                             -------------------------------------         ---------------------------------
                                                  1997                 1996                      1997              1996
                                             ---------------    ------------------         ---------------   ---------------

Net revenue                                  $      215,861               108,226          $      287,232    $      210,721

Costs and expenses:
   Direct costs of revenue                           71,178                 4,543                 150,349            49,288
   Selling, general and administrative              618,091               567,659               1,027,026         1,075,315
   Research, development and engineering             22,368                19,333                  30,477            46,560

                                             ---------------    ------------------         ---------------   ---------------
Total operating expenses                            711,637               591,535               1,207,852         1,171,163

                                             ---------------    ------------------         ---------------   ---------------
Net loss from operations                           (495,776)             (483,309)               (920,620)         (960,442)

Interest income, net                                  5,339                16,722                  11,942            41,534

                                             ---------------    ------------------         ---------------   ---------------
Net loss                                     $     (490,437)    $        (466,587)         $     (908,678)   $     (918,908)
                                             ===============    ==================         ===============   ===============

Net loss per share                           $        (0.03)    $           (0.03)         $        (0.06)   $        (0.06)
                                             ===============    ==================         ===============   ===============

Weighted average number of common
   shares outstanding                            15,954,733            14,859,211              15,682,634        14,858,222
                                             ===============    ==================         ===============   ===============

See accompanying notes

                            BCAM INTERNATIONAL, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                          SIX MONTHS ENDED JUNE 30
                                                                                 ------------------------------------------
                                                                                        1997                     1996
                                                                                 ------------------       -----------------

OPERATING ACTIVITIES
Net loss                                                                         $        (908,678)       $       (918,908)
Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation                                                                          33,984                  72,840
      Amortization                                                                          12,837                       -
      Accrued interest on held to maturity securities                                            -                   7,172
      Changes in operating assets and liabilities:
         Accounts receivable                                                               (51,259)                (21,850)
         Inventory                                                                         (26,158)                      -
         Prepaid expenses and other current assets                                        (386,248)                116,210
         Other assets                                                                     (121,492)                (77,821)
         Accounts payable, accrued expenses and sundry liabilities                         108,993                (139,033)
         Other liabilities                                                                       -                   4,707
                                                                                 ------------------       -----------------
Net cash (used in) operating activities                                                 (1,338,021)               (956,683)
                                                                                 ------------------       -----------------

INVESTING ACTIVITIES
Loss from sale of equipment                                                                   3,331                      -
Proceeds from sale of equipment                                                               3,000                      -
Purchase of equipment                                                                       (8,060)                      -
Proceeds from sale of held to maturity securities                                                -               1,500,000
                                                                                 ------------------       -----------------
Net cash (used in) provided by investing activities                                         (1,729)              1,500,000
                                                                                 ------------------       -----------------

FINANCING ACTIVITIES
Net proceeds from short-term debt                                                                -                 400,000
Net proceeds from sale of common stock                                                   1,075,000                       -
Net proceeds from exercise of options                                                            -                  18,440
Payment of stock registration and issuance costs                                           (20,630)                (59,219)
                                                                                 ------------------       -----------------
Net cash provided by financing activities                                                1,054,370                 359,221
                                                                                 ------------------       -----------------

(Decrease) increase in cash and cash equivalents                                          (285,380)                902,538
Cash and cash equivalents at beginning of period                                           526,344                 701,686
                                                                                 ==================       =================
Cash and cash equivalents at end of period                                       $         240,964        $      1,604,224
                                                                                 ==================       =================

See accompanying notes

BCAM International, Inc.



                            BCAM INTERNATIONAL, INC.
                                 ("THE COMPANY")

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1997

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

2. PER SHARE DATA

     Net loss per share has been computed on the basis of the weighted average number of common shares outstanding for each of the periods presented. Common stock equivalents have been excluded since their effect is antidilutive.

3. INCOME TAXES

     The Company accounts for income taxes in accordance with Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes". The Company has not reflected a benefit for income taxes in the accompanying Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 1997 and the three months and six months ended June 30, 1996, since the future availability of net operating loss carryforwards have been offset in full by valuation allowances in accordance with FASB Statement No. 109.

4. PRIVATE PLACEMENT

     On January 15, 1997, the Company offered a minimum of 400,000 units, each consisting of one share of the Company's common stock and a non-redeemable Class AA warrant which entitled the holder to purchase one share of the Company's Common Stock at a price of $1.10 per share, until March 31, 1999. The proceeds were to be used for the advancement of various technologies as well as for working capital. The offering was completed on March 28, 1997, and the Company sold 1,075,000 units for $1,075,000. On May 14, 1997 the Company changed the conversion price of the Class AA warrants from $1.10 per share to $ .65 per share and extended the expiration date from March 31, 1999 to March 31, 2002.

5. STOCK PURCHASE AGREEMENT

     On March 19, 1997 the Company entered into an agreement with Drew Shoe Corporation ("Drew") to purchase all of the common stock of Drew for approximately $5,000,000. This commitment is contingent upon the Company obtaining the necessary financing to fund the purchase. The Company does not have any obligations under this agreement should management be unable to obtain this financing.

6.    SUBSEQUENT EVENTS

     On July 24, 1997, the Company completed an offering of 150 shares of Redeemable Convertible Preferred Stock in BCA Services Inc.(a wholly owned subsidiary of BCAM International, Inc.), the proceeds of which were used for working capital purposes. The first tranche was in the amount of $500,000 and 50 Redeemable Convertible Preferred Stock Shares were issued. Two additional tranches of $500,000 each are available to the Company to draw down on, one up to sixty(60) days after the Company's registration statement is declared effective, and another one up to sixty(60) days after the second tranche is drawn down.

     On July 23, 1997, the Company reached an agreement with Drew to extend the deadline for the closing of the Drew Shoe Acquisition, as outlined in the Purchase Agreement, from March 28, 1997 to September 15, 1997, for $25,000 for each of the two partners, with the total of $50,000 to be credited to the purchase price at the closing.

     The Company is in process of arranging the funding for the acquisition of Drew and, in conjunction with this effort, the following has occurred:

     On July 8, 1997 (modified on August 11, 1997), the Company received a commitment from Coleman and Company to work to consummate a private placement offer for a minimum of $3.5 Million and a maximum of $5.0 Million in Convertible and Redeemable Acquisition Preferred Stock, the shares of which will be convertible into shares of the Company's Common Stock. In conjunction with this equity funding, the Company expects that a group, including its largest shareholder, will purchase $1.0M of additional Preferred Stock, under substantially the same terms and conditions as the Coleman offer, bringing the total of the expected funding to between $4.5M to $6.0M. The proceeds are expected to be used for the acquisition of Drew and other working capital needs.

     On June 18, 1997, the Company received a commitment letter from Coast Business Credit to provide up to $6.5M in asset-based financing under a revolving line of credit to be secured by substantially all of the assets of Drew and to be guaranteed by BCAM International. The proceeds are expected to be used for the acquisition of Drew and for operating capital for Drew.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

     The June 30, 1997 Form 10-QSB represents the second quarterly report after the Form 10-KSB and Form 10-KSB/A for the year ended December 31, 1996. The 10-QSB should be read in conjunction with the aforementioned document, and represents a comparison between the quarter ended June 30, 1997 and the quarter ended June 30, 1996.

RESULTS OF OPERATIONS

     Net revenue is recognized when products are shipped, or is based on the percentage of completion method as costs are incurred. No significant obligations remain outstanding and collection of the accounts receivable, in management's estimation, is deemed probable.

     Net revenue increased by $107,635, to $215,861, during the three months ended June 30, 1997, as compared to the same period in 1996. The increase was due to $47,828 of revenue from sales of the HumanCAD(R) division's MQPro(TM) software, which was launched in April 1997, an increase in Product Assessment and Redesign revenue of $39,535, and an increase of $22,500 in Intelligent Surface Technology ("IST") revenue. Net revenue increased by $76,511, to $287,232, during the six months ended June 30, 1997, as compared to the same period in 1996. The increase was primarily due to $54,876 of revenue from sales of MQPro(TM) software.

     Direct costs include salaries, product costs, equipment purchases for contracts, consulting fees and certain other costs. Gross profit may fluctuate from period to period. Factors influencing fluctuations include the nature and volume of services provided to individual customers which affect contract pricing, the Company's success in estimating contract costs (principally professional time), the timing of hiring new professionals, who may require training before gaining experience, efficiencies and meeting customer demands.

     Direct costs in total increased by $66,635, to $71,178, in the quarter ended June 30, 1997, and by $101,061, to $150,349, in the six months ended June 30, 1997, as compared to the same periods in 1996. The first six months of 1996 reflect lower direct costs because of a credit of $148,960, due to the elimination of a reserve no longer deemed necessary. Excluding this non-recurring item, direct costs were $18,575 lower in the three months ended June 30 and $47,899 lower in the six months ended June 30 than the comparable periods in 1996.

     As a result of the above, gross profit, as set forth in the table below, increased by $41,000 for the quarter ended June 30, 1997, and decreased by $24,550 for the six months ended June 30, 1997, as compared to the comparable periods in 1996.

                                  Three Months Ended June 30             Six Months Ended June 30
                                   1997                1996               1997              1996

Net revenue                      $215,861            $108,226           $287,232          $210,721

Direct costs                       71,178               4,543            150,349            49,288
                                ----------          ----------          ---------         ---------

Gross profit                     $144,683            $103,683           $136,883          $161,433

Gross profit %                      67%                 96%                48%               77%


     Selling, general and administrative expenses increased by $50,432, to $618,091, for the three months ended June 30, 1997, and decreased by $48,289, to $1,027,026, for the six months ended June 30, 1997, as compared to the same periods in 1996. Included in these figures were $252,675 of costs in the six months ended June 30, 1997, of which $212,512 was incurred in the second quarter, in connection with the launch of the HumanCAD(R) division's MQPro(TM) software. Offsetting this was a reduction in expenses relating to the Company's Ergonomic Consulting Services business of $162,080 in the three months ended June 30 and $300,964 in the six months ended June 30, primarily in the areas of legal costs, salaries and benefits, consulting costs, reporting and exchange fees and insurance premiums.

     Research, development and engineering costs increased by $3,035 for the quarter ended June 30, 1997 and decreased by $16,083 for the six months ended June 30, 1997 from the same periods in 1996.

     Net interest income decreased by $11,383 for the three months ended June 30, 1997, and by $29,592 for the six months ended June 30, 1997, compared to the periods ended June 30, 1996. This was due to a decrease in assets available for investment.

     Net loss, as a result of the above, for the three months and six months ended June 30, 1997, was $490,437 and $908,678, respectively, as compared to a net loss of $466,587 and $918,908 for the comparable period in 1996.

     There was no tax benefit for the three months or six months ended June 30, 1997 and the three months or six months ended June 30, 1996. Losses which have increased the future availability of the net operating loss carryforward have been offset by valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and held-to-maturity securities were $240,964 as of June 30, 1997, compared to $526,344 as of December 31, 1996. Net cash used in operating activities, mainly to cover the net loss, was $1,338,021 for the six month period ended June 30, 1997. Financing activities, primarily the proceeds from a private placement completed on March 28, 1997 provided $1,054,370 in cash for the six month period ended June 30, 1997.

     Working capital was $666,585 as of June 30, 1997, compared to $597,293 as of December 31, 1996. The increase of $69,292 or 11.6% in working capital was primarily attributable to the proceeds from the private placement, reduced by the net loss incurred in the six months ended June 30, 1997.

     The Company expects that its working capital, together with revenue from operations, and the proceeds from future private placements, will be more than sufficient to meet any liquidity and capital requirements for the remainder of 1997.

     On March 19, 1997, the Company entered into an agreement with the owners of Drew Shoe Corporation ("Drew") whereby, the Company will purchase all of the Common Stock of Drew for approximately $5,000,000 subject to financing. Drew, of Lancaster Ohio, is a 125 year-old leading designer, manufacturer and distributor of medical footwear and orthotic products. Drew represents an opportunistic and synergistic vehicle for the Company to incorporate IST into medical footwear and orthotic products, for diabetics, arthritics, and the aging population.

     The Company has committed to spend $230,000 during the remainder of 1997 for the development of the Microvalve, which is a necessary component relating to certain applications of the IST.
 .
PREPAID EXPENSES AND OTHER CURRENT ASSETs

     Prepaid Expenses and Other Current Assets were $719,725 compared with $333,477 on December 31, 1996. During the six month period the Company accelerated (1) its acquisition related activities and (2) its marketing activities related to the launching of MQPro on March 10, 1997. The impact of the launch related activities, including marketing and product packaging, occurred primarily in the second quarter of the Company's fiscal year. On March 28, 1997, the Company signed a Stock Purchase Agreement to acquire Drew Shoe. Spending associated with the acquisition is expected to be included in the balance sheet of the subsidiary and amortized, beginning the month after the acquisition is concluded. Should the acquisition not occur, expenses associated with the acquisition will be expensed in the third quarter of the current fiscal year. Expenses associated with the launching of MQPro are being amortized over the remainder of the current fiscal year.

         PART II. OTHER INFORMATION
                  -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (A)      EXHIBITS.
                  ---------

                  10.53 Employment Agreement dated January 1, 1997, between Michael Strauss and the Company

                  10.54 Employment Agreement dated January 1, 1997, between Robert Wong and the Company

                  10.55 Consulting Agreement dated April 7, 1997, between Masthead Management and the Company

                  27        Financial Data Schedule

         (B)      REPORTS ON FORM 8-K
                  -------------------

                  No reports were filed on Form 8-K during the six month period ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            BCAM INTERNATIONAL, INC.


Dated: August 11, 1997               By: /s/  Michael Strauss
       ---------------                   --------------------
                                         Michael Strauss
                                         Chairman of the Board of Directors
                                         Chief Executive Officer


Dated: August 11, 1997               By: /s/ Robert P. Wong
       ---------------                   ------------------
                                         Robert P. Wong
                                         Vice Chairman of the Board of Directors
                                         Chief Technology Officer
                                         Acting Chief Financial Officer

                                INDEX OF EXHIBITS
                                -----------------

Exhibit No.                Exhibit
-----------                -------

10.53 Employment Agreement dated January 1, 1997, between Michael Strauss and the Company

10.54 Employment Agreement dated January 1, 1997, between Robert Wong and the Company

10.55 Consulting Agreement dated April 7, 1997, between Masthead Management and the Company

27                         Financial Data Schedule