Form 10KSB/A
period 1996-12-31
BCAM INTERNATIONAL INC
filed 1997-10-24
CIK 856143

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


         None


Transitional Small Business Disclosure Format (check one): Yes __; No X_

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         BCAM International Inc. (formerly Biomechanics Corporation of America prior to a name change effected June 22, 1995), (the "Company") was organized in 1984 under the laws of the State of New York.


GENERAL


         BCAM International, Inc. (the "Company") is a software technology company, specializing in ergonomic (human factor) solutions for individuals, government, and for major corporations. The Company's focus since 1995 has been on (I) accelerating the development and commercialization of the Company's Intelligent Surface Technology ("IST"), (II) continuing its development of proprietary software, which consists of the intelligent part of IST, MQPro(TM) (formerly Mannequin(R)), the EARLY(R) process and Back-to-Work(TM) methodology, and (III) in addition to the planned proprietary software ("HumanCAD(R)") product sales of MQPro(TM), EARLY(R) and Back-to-Work(TM), the Company will market Software Based Ergonomic Consulting Services. The Company will also continue to provide its Traditional Ergonomic Consulting Services in Ergonomic Product Assessment and Redesign and Ergonomic Workplace Assessment, but with emphasis on broadening and strengthening long term business relationships such as joint ventures, partnerships, licensees and other alliances. The Company's collaborative research and development relationships, such as the one with the State University of New York at Stony Brook, provide valuable resources in strengthening the Company's capabilities in ergonomic consulting.

         The Company anticipates that its business plan will be enhanced by the acquisition of a business which will provide a base for the commercialization of IST in medical footwear. On March 19, 1997, the Company signed a definitive agreement to acquire Drew Shoe Corporation ("Drew") of Lancaster, Ohio, a 125 year-old leading designer, manufacturer and distributor of medical footwear and orthotic products, for $4.6 million subject to financing. The Company's acquisition of Drew and the related financing are expected to be completed in the second quarter of 1997. Drew's 1996 sales were approximately $15 million. Upon completion of IST, the Company hopes to incorporate it into intelligent medical footwear and orthotic products.


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


                                      Boston Stock Exchange


         1996                       High Sales Price         Low Sales Price

         First Quarter              No Activity              No Activity
         Second Quarter             1 1/4                    1 1/16
         Third Quarter              1 19/32                  1
         Fourth Quarter             1 7/16                   7/8

         1995                       High Sales Price         Low Sales Price

         First Quarter              1 1/16                   13/16
         Second Quarter             1 9/32                   31/32
         Third Quarter              1 1/2                    1
         Fourth Quarter             1 13/16                  1 1/8


Holders

         There were approximately 363 record holders of the Company's Common Stock as of March 21, 1997.


Dividends

         The Company has paid no cash dividends on its Common Stock since its inception and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.



Recent sale of unregistered securities

         Between January 15 and March 28, 1997, in consideration for $1,075,000, the Company sold to accredited investors an aggregate of 1,075,000 shares of Common Stock at $1.00 per share, and 1,075,000 Non-Redeemable Class AA Warrants to purchase an additional 1,075,000 shares of Common Stock at an exercise price of $.65 per share exercisable through March 31, 2002.

         The purchasers of the securities are set forth in the following table:

                                           Common shares      Common shares
Name of purchaser         Amount paid        issuable         under warrants
-----------------         -----------      -------------      --------------

621 Partners               $ 260,000           260,000            260,000
Appleton Associates          120,000           120,000            120,000
R. Weil & Associates         320,000           320,000            320,000
Karen Weil                   100,000           100,000            100,000
David Latter                  25,000            25,000             25,000
Howard Weingrow               50,000            50,000             50,000
Peter Orr                     50,000            50,000             50,000
Joseph Offenberger            25,000            25,000             25,000
David Schultz                 25,000            25,000             25,000
Howard Seiberman              50,000            50,000             50,000
Joe Schueller                 50,000            50,000             50,000
                          ----------         ---------          ---------
                          $1,075,000         1,075,000          1,075,000

         Kirr Marbach & Company, LLC ("Kirr Marbach") is a general partner of 621 Partners, Appleton Associates and R. Weil & Associates which in the aggregate are entitled to receive, or to direct the receipt of, dividends from, and the proceeds from sale of, all of the shares beneficially owned by Kirr Marbach.

         The Registrant claims exemption from registration of this placement by virtue of Section 4(2) of the Securities Act of 1933.




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


         BCAM International, Inc. (the "Company") is a software technology company, specializing in ergonomic (human factor) solutions for individuals, government, and for major corporations. The Company's focus since 1995 has been on (I) accelerating the development and commercialization of the Company's Intelligent Surface Technology ("IST"), (II) continuing its development of proprietary software, which consists of the intelligent part of IST, MQPro(TM) (formerly Mannequin(R)), the EARLY(R) process and Back-to-Work(TM) methodology, and (III) upgrading and marketing its proprietary software ("HumanCAD(R)") products of MQPro(TM), EARLY(R) and Back-to-Work(TM), and marketing Software Based Ergonomic Consulting Services. The Company is also committed to continue to provide its Traditional Ergonomic Consulting Services in Ergonomic Product Assessment and Redesign and Ergonomic Workplace Assessment, with emphasis on broadening and strengthening long term business relationships such as joint ventures, partnerships, licensees and other alliances.

         The anticipated acquisition of Drew will enhance its business plan by providing a base for the commercialization of IST in footwear. The Company will then focus on the core business which will include incorporating IST in seating products, exploitation of the medical footwear market and marketing HumanCAD(R) software and Software Based Consulting Services, and place less emphasis on the non-core business of Traditional Ergonomic Consulting Services.



Results Of Operations - 1996 vs. 1995


         Management anticipates a significant contribution from software sales and Software Based Ergonomic Consulting Services in the future starting with 1997. Software sales and Software Based Ergonomic Consulting Service contributed minimal revenue in 1996 and 1995. The Company's Traditional Ergonomic Consulting Services provided virtually all revenue to the Company from contracts providing for a fixed price or a fixed hourly rate. For the year ended December 31, 1996, revenue from long-term fixed price contracts accounted for under the percentage of completion method of accounting totaled approximately two thirds of revenues (See - Note 2 to financial statements). In setting its price for services, the Company seeks to estimate the man hours that will be required to provide the services. To the extent that the Company underestimates the man hours that will be required, or the expenses it will incur in performing a contract, the Company
could  realize a loss on any  particular  contract.   Net revenue  decreased by
$147,523 in 1996 from 1995.


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



         Since taking over in 1995, a key objective of the new management team has been to reduce selling, general and administrative expenses and redirect such cash savings in the development of core business such as IST and HumanCAD(R) software. Selling, general and administrative expenses were $1,801,915 in 1996, which included approximately $355,000 in certain costs which are non-recurring in nature and reflect certain acquisition, financing and other strategic costs, as well as reductions in personnel costs for positions eliminated, among other items. Without these non-recurring expenses the selling, general and administrative costs in 1996 would have been $1,446,653. Therefore, excluding these 1996 non-recurring items, selling, general and administrative expenses would have been approximately $1,446,653 in 1996, $1,831,494 in 1995 (which includes approximately $193,000 of non-recurring expenses consisting principally of non recurring consulting costs) and $2,339,225 in 1994, demonstrating management's commitment to lower these expenses and redirect cash into the core technology.


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


Liquidity And Capital Resources


         Cash, cash equivalents and held-to-maturity securities decreased by $1,682,514 to $526,344 at December 31, 1996, from $2,208,858 at December 31,
1995. Net cash used in operating activities, mainly to cover the 1996 net loss, was $1,394,584 for the year ended December 31, 1996, compared to $2,010,346 in the year ended December 31, 1995. Financing activities used $98,246 in cash for the year ended December 31, 1996, compared to $59,299 for the year ended December 31, 1995. This consisted mainly of uses of cash for stock registration and issuance costs, as well as cash paid for deferred acquisition and finance costs associated with the Drew Shoe acquisition.


         Accounts receivable, net of the allowance for doubtful accounts, decreased to $22,537 at December 31, 1996, from $135,995 at December 31, 1995. Three customers comprised 84% of gross accounts receivable at December 31, 1996.


         Unbilled receivables decreased from $173,403 at December 31, 1995 to $100,362 at December 31, 1996 due to fluctuations in volume of business and patterns of billing.


         Prepaid expenses and other current assets increased to 74,491 at December 31, 1996, from 60,182 at December 31, 1995.


         Accounts payable, accrued expenses and sundry liabilities decreased to $285,065 at December 31, 1996, from $422,671 at December 31, 1995. The decrease of $137,606 resulted primarily from the elimination of an accrual for $149,000 relating to the Textron licensing agreement.


         Consequently, working capital decreased $1,717,098 to $438,669 at December 31, 1996, from $2,155,767 at December 31, 1995.


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


         On March 19, 1997, the Company entered into an agreement with the owners of Drew whereby, the Company will purchase all of the Common Stock of Drew for $4,600,000 subject to financing. Drew, of Lancaster Ohio, is a 125 year-old leading designer, manufacturer and distributor of medical footwear and orthotic products. This acquisition will complement the Company's business strategy. Drew represents an opportunistic and synergistic vehicle for the Company to incorporate IST into medical footwear and orthotic products, for diabetics, arthritics, and the aging population.


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


Directors' Compensation
----------------------

           Employee-directors receive no compensation for serving on the Board of Directors other than reimbursement of expenses incurred in attending meetings. Non-employee directors elected or appointed to the Board of Directors are paid an annual director's fee of $5,000 plus $500 for each Board meeting attended and are reimbursed for expenses incurred in attending meetings.


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


                                  Common Stock
                                  ------------
                                     Amount and Nature        Percentage of
Name and Address of                    of Beneficial           Common Stock
Beneficial Owner                        Ownership (3)             Owned
------------------------------      -------------------       --------------
Kirr, Marbach & Company LLC (1)         2,042,500 (4)             12.3%
Michael Strauss (2)                       425,000 (5)              2.6%
Robert P. Wong (2)                        211,875 (6)              1.3%
Norman M. Friedland (2)                      0                      *
Joel L. Gold (2)                          107,500 (7)               *
Julian H. Cherubini (2)                    25,000 (8)               *
Glenn F. Santmire (2)                      17,500 (9)               *
All officers and directors                786,875 (5,6,7,8,9)      4.7%
 as a group (6 persons)


1 Kirr Marbach & Company LLC, a beneficial owner of more than five percent of the outstanding shares of Common Stock whose address is 621 Washington Street, Columbus, IN 47201, is a general partner of three limited partnerships, which in the aggregate are entitled to receive, or to direct the receipt of, dividends from, and the proceeds from sale of, all of the shares beneficially owned by Kirr Marbach. The economic interest of one of such limited partnerships (R. Weil & Associates, a New York limited partnership) in the Company's Common Stock relates to more than five percent of that class..


2 All addresses are c/o BCAM International, Inc., 1800 Walt Whitman Road, Melville, New York 11747.

3    The Company  believes  that all persons named in the table have sole voting
     and   investment   power  with  respect  to  all  shares  of  Common  Stock
     beneficially owned by them.


4 Includes warrants to purchase 700,000 shares of Common Stock exercisable within 60 days of the date hereof


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

*    less than 1%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

     None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

                (a)    Exhibits.


         3.1           Restated Certificate of Incorporation(1)
         3.2           Restated and Amended By-Laws(1)
         4.1           Underwriter's Unit Purchase Option(4)
         4.2           Finder's Unit Purchase Option(4)
         4.3           Warrant Agreement(4)
         4.4           Form of Senior Secured Convertible Promissory Note (5)
         4.5           Form of Class C common Stock Purchase Warrant(5)
         4.6           Form of Class D Common Stock Purchase Warrant(5)
         4.7           Revised Form of Amendment No. 1 to Warrant Agreement(7)
         4.8           Revised Form of Class E Common Stock Purchase Warrant(7)
         10.1          Stock Redemption Agreement(1)
         10.2          1989 Stock Option Plan(1)
         10.3          Employment Agreement with Dr. Clifford M. Gross(1)
         10.4          Employment Agreement with Arthur Fein(1)
         10.5          Bridge Warrant(1)
         10.6          Bridge Note and Related Loan Agreement(1)
         10.7          Consulting Agreement with Lear Siegler Seating
                       Corporation(1)
         10.8          Extension Agreement to Redemption Agreement (Exhibit
                       10.1)
         10.9 Consulting Agreement dated August 1, 1988 with NRC Resources Group, Inc.(1)
         10.10         General Release of NRC Resources Group, Inc.(1)
         10.11         Mortgage Note and Related Loan Agreement and
                       Mortgage and Security Agreement(1)
         10.12         Second Extension Agreement to Redemption Agreement(4)
         10.13         Merger and Acquisition Agreement with D.H. Blair &
                       Co., Inc.(4)
         10.14         1989 Nonstatutory Stock Option Plan(2)
         10.15         Consulting Agreement with D.H. Blair & Co., Inc.(4)
         10.16         Consulting Agreement with Steelcase, Inc.(2)
         10.17 License and Manufacturing Agreement with MicroComputer Accessories, Inc.(4)
         10.18         Employment Agreement with Cynthia Roth(4)
         10.19         Employment Agreement with Kenneth Goodman(4)
         10.20         Form of Employment Agreement with Ava Stern(4)
         10.21         Form of Employment Agreement with William G. Sirois(4)
         10.22         Lease of Premises at 1800 Walt Whitman Road,
                       Melville, New York(4)
         10.23 Consulting Agreement dated as of February 1, 1990, with NRC Resources Group, Inc.(4)
         10.24         Underwriting Agreement (for IPO) with D.H. Blair &
                       Co., Inc.(4)
         10.25 Securities Purchase Agreement dated June 25, 1991, among the Company, the Purchasers and D.H. Blair & Co., Inc.(5)
         10.26 Security Agreement dated as of June 25, 1991 between the Company and D.H. Blair & Co., Inc., as Purchasers' Representative(5)
         10.29 Employment Agreement dated as of June 20, 1991 between David A. Deutsch and the Company(5)
         10.30 Letter of Understanding between Kenneth A. Goodman and the Company(5)
         10.31 Employment Agreement dated as of August 1, 1991 between Joel Sher and the Company(5)
         10.32         Amendment  to 1989 Stock Option Plan(5)
         10.33         Distributor  Agreement with  Techexport,  Inc.(3)
         10.34 Partnership Agreement dated December 28, 1992, for Ergonomic Solutions Group (ESG)(8)
         10.35 License Agreement dated December 28, 1992, between the Company and ESG (8)
         10.36 Development and Licensing Agreement dated March 5, 1993, between the Company and McCord Winn Textron, Inc. (8)
         10.37 Agreement dated August 22, 1992, between the Company and PT Industry Pesawat Terbang Nusantara (IPTN) (8)
         10.38         Further Amendments to 1989 Stock Option Plan (8)
         10.39 Amendment to Development and Licensing Agreement dated October 27, 1993, between the Company and McCord Winn Textron. (10)
         10.40 Investors Consulting Agreement with Strategic Growth International Inc. (9)
         10.41 Agreement dated December 22, 1993 between the Company and PT Industri Pesawat Terbank Nusantara (IPTN)(9)
         10.42 Agreement dated September 29, 1993, between the Company, McCord Winn Textron, Inc. and Lear Seating Company. (9)
         10.43 Development and Licensing Agreement dated January 4,1994, between the Company and Reebok International Ltd. (9)
         10.44 Development and License Agreement dated September 28, 1994, between the Company and Lumex, Inc. (11)
         10.45 Employment Agreement dated October 13, 1994, between Michael Strauss and the Company (10)
         10.46 Letter Agreement dated February 15, 1996, between the Company and McCord Winn Textron, Inc. to extend the Development and License Agreement dated March 5, 1993(14)
         10.47 Amendment to Employment Agreement between Michael Strauss and the Company (13)
         10.48         1995 Stock Option Plan (13)
         10.49 Amendment letter of agreement dated August 15, 1996 between the Company and McCord Winn Textron, Inc. (15)
         10.50 Letter of agreement terminating the September 28, 1994, Development and License Agreement between the Company and Lumex, Inc.(15)
         10.51 Letter of Agreement with Josephberg & Grosz to provide the Company investment banking services (15)
         10.52 Stock Purchase Agreement between the Company and the owners of Drew Shoe Corporation (15)
         21.00         Subsidiaries of the Company (12)


(1) Filed as an Exhibit to Registrant's Registration Statement on Form S-18 (file no. 33-31282) and incorporated herein by reference thereto.
(2) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (file no. 0-18109) and incorporated herein by reference thereto.
(3) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (file no. 0-18109) and incorporated herein by reference thereto.
(4) Filed as an Exhibit to Registrant's Registration Statement on Form S-1 (file no. 33-38204) and incorporated herein by reference thereto.
(5) Filed as an Exhibit to Post Effective Amendment No. 1 to Registrant's Registration Statement on Form S-1 (file no. 33-38204) and incorporated herein by reference thereto.
(6) Filed as an Exhibit to Post Effective Amendment No. 2 to Registrant's Registration Statement on Form S-1 (file no. 33-38204) and incorporated herein by reference thereto.
(7) Filed as an Exhibit to Post-Effective Amendment No. 3 to Registrant's Registration Statement on Form S-1 (file no. 33-38204) and incorporated herein by reference thereto.
(8) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992 (file no. 0-18109) and incorporated herein by reference thereto.
(9) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 (file no. 0-18109) and incorporated by reference thereto.
(10) Filed as an Exhibit to Registrant's Form 10-QSB/A filed December 5, 1994 amending the Form 10-QSB for quarterly period ended September 30, 1994 (file no. 0-18109) and incorporated by reference thereto.
(11) Filed as an Exhibit to Registrant's Form 10-QSB/A for the fiscal year ended December 31, 1993 (file no. 0-18109) and incorporated by reference thereto.
(12) Filed as an Exhibit to Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 (file no. 0-18109) and incorporated by reference thereto.
(13) Filed as an Exhibit to Registrant's Form 10-QSB for the quarter ended June 30, 1995 (file no. 0-18109) and incorporated by reference thereto.
(14) Filed as an Exhibit to Registrant's Form 10-KSB for the fiscal year ended December 31, 1995 (file no. 0-18109) and incorporated by reference thereto.
(15) Filed as an Exhibit to Registrant's Form 10-KSB for the fiscal year ended December 31, 1996 (file no. 0-18109) and incorporated by reference thereto.



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

                                           BCAM International, Inc.





                                  By:      /s/ Michael Strauss
                                           ---------------------
                                           Michael Strauss
                                           Chairman of the Board of Directors
                                           Chief Executive Officer
                                           (Principal Executive Officer)
                                           Date:  October 24, 1997



                                  By:      /s/ Robert P. Wong
                                           ----------------------
                                           Robert P. Wong
                                           Vice Chairman,
                                           Chief Technology Officer and
                                           Acting Chief Financial Officer
                                           (Acting Principal Accounting Officer)
                                           Date:  October 24, 1997

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ Michael Strauss        Chairman of the Board                October 24, 1997
-----------------------    of Directors
Michael Strauss            and Chief Executive Officer
                           (Principal Executive Officer)

/s/ Robert P. Wong         Director, Vice Chairman,             October 24, 1997
-----------------------    Chief Technology Officer and
Robert P. Wong             Acting Chief Financial Officer
                           (Acting Principal Accounting
                           Officer)

/s/ Norman Friedland       Corporate Secretary                  October 24, 1997
-----------------------
Norman Friedland


                           Director                             October 24, 1997
-----------------------
Julian H. Cherubini


/s/ Joel L. Gold           Director                             October 24, 1997
-----------------------
Joel L. Gold


/s/ Glenn F. Santmire      Director                             October 24, 1997
-----------------------
Glenn F. Santmire

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

   Consolidated balance sheet - December 31, 1996.........................   F-2

   Consolidated statements of operations-
     Years ended December 31, 1996 and 1995..............................    F-3

   Consolidated statements of common shareholders' equity-
     Years ended December 31, 1996 and 1995............... ..............    F-4

   Consolidated statements of cash flows -
     Years ended December 31, 1996 and 1995 .............................    F-5

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


                                                      /s/Ernst & Young LLP

Melville, New York
February 27, 1997, except for
 Note 10, as to which the date
 is March 28, 1997



                                             BCAM International, Inc.

                                            Consolidated Balance Sheet

                                                 December 31, 1996



Assets
Current assets:
   Cash and cash equivalents                                                            $         526,344
   Accounts receivable - trade, less allowance for doubtful accounts
     of $11,245                                                                                    22,537
Unbilled receivables                                                                              100,362
Prepaid expenses and other current assets                                                          74,491
                                                                                        -------------------
Total current assets                                                                              723,734
Property, plant and equipment, at cost:
   Furniture and fixtures                                                                         220,318
   Equipment                                                                                      593,542
   Leasehold improvements                                                                          50,519
                                                                                        -------------------
                                                                                                  864,379
   Less accumulated depreciation and amortization                                                 670,591
                                                                                        -------------------
                                                                                                  193,788
Deferred finance and acquisition costs                                                            158,624
Other assets, principally patents (net of accumulated amortization
   of $263,874)                                                                                   228,535
                                                                                        -------------------
Total assets                                                                            $       1,304,681
                                                                                        ===================
Liabilities and shareholders' equity Current liabilities:
   Accounts payable                                                                     $         118,501
   Accrued expenses and sundry liabilities                                                        166,564
                                                                                        -------------------
Total current liabilities                                                                         285,065
Other liabilities                                                                                   4,289
Commitments and contingencies                                                                           -
Acquisition preferred stock, par value $.01 per share--authorized 750,000
   shares, no shares issued or outstanding                                                              -
Common shareholders' equity:
   Common stock, par value $.01 per share--authorized 40,000,000 shares,
     15,642,915 shares issued and 14,879,733 shares outstanding                                   156,429
   Paid-in surplus                                                                             14,959,288
   Deficit                                                                                    (13,201,290)
                                                                                        -------------------
                                                                                                1,914,427
  Less 763,182 treasury shares                                                                   (899,100)
                                                                                        -------------------
                                                                                                1,015,327
                                                                                        ===================
Total liabilities and shareholders' equity                                              $       1,304,681
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
                              ======================================================================================================

See accompanying notes.







                                                                   BCAM International, Inc.

                                                             Consolidated Statements of Cash Flows


                                                                                Year ended December 31
                                                                                1996             1995
                                                                       ------------------------------------

Operating activities
Net loss                                                                  $  (1,514,140)   $  (1,689,480)
Adjustments to reconcile net loss to net cash used in operating activities:
     Provision for doubtful accounts                                                  -           34,726
     Depreciation                                                                86,220          103,479
     Amortization                                                               103,895           63,648
     Interest accreted on held-to-maturity securities                                 -         (114,370)
     Changes in operating assets and liabilities:
        Accounts receivable, billed and unbilled                                186,499         (156,769)
        Prepaid expenses and other current assets                               (14,309)         102,798
        Accounts payable, accrued expenses and sundry liabilities              (239,195)        (277,998)
         (less amount accrued for finance and acquisition costs)
        Other liabilities                                                        (3,554)         (26,888)
                                                                       ------------------------------------
Net cash used in operating activities                                        (1,394,584)      (1,960,854)
                                                                       ------------------------------------

Investing activities
Purchases of property, plant and equipment                                       (6,031)          (5,188)
Investment in software technology                                              (150,618)         (49,492)
Proceeds from sale of equipment                                                       -            1,200
Purchases of held-to-maturity securities                                              -       (2,799,782)
Proceeds from sale of held-to-maturity securities                             1,507,172        4,535,000
Cash paid for deferred acquisition costs                                        (33,035)               -
                                                                       ------------------------------------
Net cash provided by investing activities                                     1,317,488        1,681,738
                                                                       ------------------------------------

Financing activities
Proceeds from note payable                                                      400,000                -
Repayment of note payable                                                      (400,000)               -
Net proceeds from exercise of stock options                                      20,745                -
Payment of stock registration and issuance costs                                (94,991)         (59,299)
Cash paid for deferred finance costs                                            (24,000)               -
                                                                       ------------------------------------
Net cash used in financing activities                                           (98,246)         (59,299)
                                                                       ------------------------------------
Decrease in cash and cash equivalents                                          (175,342)        (338,415)
Cash and cash equivalents at beginning of year                                  701,686        1,040,101
                                                                       ====================================
Cash and cash equivalents at end of year                                  $     526,344    $     701,686
                                                                       ====================================


See accompanying notes.


                            BCAM International, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1996


1. Description of Business and Principles of Consolidation


BCAM International, Inc. (the "Company") is a software technology company, specializing in ergonomic (human factor) solutions for individuals, government, and for major corporations. The Company's focus since 1995 has been on (i) accelerating the development and commercialization of the Company's Intelligent Surface Technology ("IST"), (ii) continuing its development of proprietary software, which consists of IST, MQPro(TM) (formerly Mannequin(R)), the EARLY(R) process and Back-to-Work(TM) methodology, and (iii) upgrading and marketing its proprietary software products, and marketing Software Based Ergonomic Consulting Services. The Company also provides its Traditional Ergonomic Consulting Services in Ergonomic Product Assessment and Redesign and Ergonomic Workplace Assessment, with emphasis on broadening and strengthening long-term business relationships such as joint ventures, partnerships, licensees and other alliances.


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

                            BCAM International, Inc.

             Notes to Consolidated Financial Statements (continued)




2. Summary of Significant Accounting Policies (continued)

Revenue


The Company's revenues are derived primarily from ergonomic (human factor) engineering consulting services and from license of related software. The majority of engineering consulting contracts are fixed price contracts. Revenues from long term engineering fixed price contracts are recognized based on the percentage of completion method in the ratio that costs (principally labor) incurred bear to estimated total costs. Adjustments to cost estimates are made periodically and related changes reflected in operations as they become known. Losses expected to be incurred are charged to operations in the period that such losses become known. Engineering revenues for contracts of less than one year duration are accounted for under the accrual method based upon engineering labor expended utilizing calculations which are similar to percentage completion accounting (based upon labor expended). This method is used because management considers it the best available measure of progress on these contracts. The aggregate costs incurred and income recognized on uncompleted contracts in excess of related billings is shown as a current asset and the aggregate of billings on uncompleted contracts in excess of related costs incurred and income recognized is shown as a current liability. Billings on contracts are made in accordance with the terms of the underlying contracts.


Software license fee revenue is recorded when the software has been delivered to the value added reseller. There are no significant after sale obligations on the Company for the license of its software and there is no special customization of the software necessary for the user. The Company does not presently offer maintenance contracts to customers who license its software. Through December 31, 1996, software revenues have been immaterial.


Property, Plant and Equipment

Depreciation is computed using the straight-line method at rates based on the estimated useful lives of the related assets. The estimated useful lives for furniture and fixtures is 10 years and equipment is 7 years. Leasehold improvements are amortized over the lease term or estimated useful life of the improvements, whichever is shorter.

Other Assets


The costs of acquiring or processing (principally professional and government fees) patents, trademarks and other intellectual properties are capitalized at cost. This amount ($143,344 at December 31, 1996) is being amortized using the straight-line method over the estimated useful lives of the underlying assets of approximately 5 years.

In 1996, the Company capitalized software development costs of $85,191 for costs incurred subsequent to establishing technological feasibility and prior to the product being available for general release to customers. These costs will be amortized over two years, the estimated life of the product, using the straight-line method commencing when the software is deemed available for sale.


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

Stock-Based Compensation

In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the standard, the Company elected to continue to account for its stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations (APB 25). Under APB 25, because the exercise price of the Company's stock options granted equals the market price of the underlying stock on the date of the grant, no compensation expense is required to be recognized.

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

4. Common Shareholders' Equity

On January 24, 1990, the Company issued and sold 1,100,000 units for $4.00 per unit in connection with a public offering. The net proceeds, after accounting for direct expenses of the offering, were approximately $3,397,000. On February 26, 1990, the underwriter issued and sold an additional 165,000 units at $4.00 per unit resulting from the exercise of the overallotment option and the Company received net proceeds of $574,200. Each unit consists of three shares of common stock and two Class A warrants. Each Class A warrant is exercisable to purchase one share of common stock and one Class B warrant at a price of $2.00, subject to adjustment, commencing one year from the date of the Prospectus (January 17, 1990) until January 17, 1997 (extended from January 16, 1995) subject, in certain circumstances, to earlier redemption by the Company. As a result of the dilutive effects of private placements (see Note 7) and the Discounted Warrant Plan (see below), the number of shares issuable under and the exercise price of the Company's Class B warrants, which may be exercised commencing upon issuance until January 17, 1998 (extended from January 17, 1997), have been adjusted such that each Class B warrant, as adjusted, entitles the holder to purchase one and two tenths (1.2) shares (originally one share) of Common stock at an adjusted price that varies from $2.69 to $3.23 to January 17, 1997 and $1.50 per share thereafter (originally $3.33 to $4.67). As a result of the issuance of approximately 1,717,000 Class E warrants pursuant to the Discounted Warrant Plan, each Class A warrant remaining unexercised entitles the holder thereof to purchase one and two-tenth (1.2) (originally one share) shares of common stock and one Class B warrant at an adjusted price per share, subject to further adjustment, of $1.72. Since the Company has satisfied the condition of redemption, namely the closing Sales Price price of common stock of the Company exceeding $2.67 for a period of 30 consecutive business days, the remaining Class A Warrants were called effective November 19, 1993. The Company extended the redemption date to December 20, 1993 and 807,659 Class A Warrants were exercised resulting in the issuance of 969,191 shares of common stock and 807,659 Class B Warrants exercisable to purchase 969,191 shares of common stock and receipt by the Company of net proceeds of $1,667,008.

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


11. Restatement Of December  31, 1996 Balance Sheet Classification

The previously filed Balance Sheet contained in the Form 10-KSB filed for the year ended December 31, 1996 included the costs associated with the acquisition and financing of Drew Shoe Corporation as a component of current assets. These costs are more appropriately classified as non-current assets under generally accepted accounting principles. The Balance Sheet as of December 31, 1996 has been restated to reflect the correct classification of these costs. Such change has an effect on the Statement of Cash Flows for the year ended December 31, 1996, which has similarly been restated. As a result, the working capital of the Company at December 31, 1996, which was previously recorded as $597,293, is now correctly recorded as $438,669 after the reclassification (restatement).