Form 10QSB/A
period 1997-03-31
BCAM INTERNATIONAL INC
filed 1997-10-28
CIK 856143

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

Item 6.  Exhibits and Reports on Form 8-K.....................................10


SIGNATURES....................................................................11

INDEX OF EXHIBITS................................................. ...........12

                                           BCAM INTERNATIONAL, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                              MARCH 31, 1997


ASSETS
Current assets:
    Cash and cash equivalents                                                        $           912,325
    Accounts receivable, less allowance for doubtful accounts of $11,245                          75,524
    Unbilled receivables                                                                          72,766
    Prepaid expenses and other current assets                                                    193,357
                                                                                     --------------------
Total current assets                                                                           1,253,972

Property, plant, and equipment, at cost:
    Furniture and fixtures                                                                       220,318
    Equipment                                                                                    595,812
    Leasehold improvements                                                                        50,519
                                                                                     --------------------
                                                                                                 866,649
    Less accumulated depreciation and amortization                                              (687,566)
                                                                                     --------------------
                                                                                                 179,083
Deferred finance and acquisition costs                                                           281,413
Other assets, principally patents and capitalized software
    (net of accumulated amortization of $97,229)                                                 316,422
                                                                                     --------------------
Total assets                                                                         $         2,030,890
                                                                                     ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                 $           218,079
    Accrued expenses and other current liabilities                                               159,566
                                                                                     --------------------
Total current liabilities                                                                        377,645

Other liabilities                                                                                  4,289
Commitments and contingencies                                                                          -
Acquisition preferred stock, par value $.01 per share:
    Authorized 750,000 shares, no shares issued or outstanding                                         -

Common shareholders' equity:
    Common stock, par value $.01 per share; authorized 40,000,000 shares,
    16,717,915 shares issued and 15,954,733 shares outstanding                                   167,179
    Paid-in surplus                                                                           16,000,408
    Deficit                                                                                  (13,619,531)
                                                                                     --------------------
                                                                                               2,548,056
    Less 763,182 treasury shares                                                                (899,100)
                                                                                     --------------------
                                                                                               1,648,956
                                                                                     --------------------
Total liabilities and shareholders' equity                                           $         2,030,890
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
                                                      ===================     ======================

See accompanying notes

                                                          BCAM INTERNATIONAL, INC.

                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                         THREE MONTHS ENDED MARCH 31
                                                                                 ------------------------------------------
                                                                                        1997                     1996
                                                                                 ------------------       -----------------

OPERATING ACTIVITIES
Net loss                                                                         $        (418,241)       $       (452,321)
Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation                                                                          16,975                  36,415
      Amortization                                                                           6,467                       -
      Accrued interest on held to maturity securities                                            -                 (13,941)
      Changes in operating assets and liabilities:
         Accounts receivable, blled and unbilled                                           (25,391)                 25,716
         Prepaid expenses and other current assets                                        (118,866)                (12,428)
         Accounts payable, accrued expenses and sundry liabilities                          78,492                (156,474)
          (less amount accrued for finance and acquisition costs)
Other liabilities                                                                                -                   2,354
                                                                                 ------------------       -----------------
Net cash (used in) operating activities                                                   (460,564)               (570,679)
                                                                                 ------------------       -----------------

INVESTING ACTIVITIES
Purchase of property, plant and equipment                                                   (2,270)                      -
Investment in software technology                                                          (94,354)                  3,740
Proceeds from sale of held to maturity securities                                                -               1,521,113
Cash paid for deferred acquisition costs                                                   (84,188)                      -
                                                                                 ------------------       -----------------
Net cash (used in) provided by investing activities                                       (180,812)              1,524,853
                                                                                 ------------------       -----------------

FINANCING ACTIVITIES
Net proceeds from sale of common stock                                                   1,075,000                       -
Net proceeds from exercise of options                                                            -                       -
Payment of stock registration and issuance costs                                           (23,130)                (51,780)
Cash paid for deferred finance costs                                                       (24,513)                      -
                                                                                 ------------------       -----------------
Net cash provided by (used in) financing activities                                      1,027,357                 (51,780)
                                                                                 ------------------       -----------------

Increase in cash and cash equivalents                                                      385,981                 902,394
Cash and cash equivalents at beginning of period                                           526,344                 701,686
                                                                                 ==================       =================
Cash and cash equivalents at end of period                                       $         912,325        $      1,604,080
                                                                                 ==================       =================


See accompanying notes

                            BCAM INTERNATIONAL, INC.
                                 ("THE COMPANY")

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1997

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB and Form 10-KSB/A for the year ended December 31, 1996.

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


LIQUIDITY AND CAPITAL RESOURCES


     Cash, cash equivalents and held-to-maturity securities were $912,325 as of March 31, 1997, compared to $526,344 as of December 31, 1996. Net cash used in operating activities, mainly to cover the net loss, was $460,564 for the period ended March 31, 1997. Investing activities used $180,812 in the three months ended March 31, 1997, primarily for investment in software technology and cash paid for deferred acquisition costs. Financing activities, primarily the proceeds from a private placement completed on March 28, 1997 provided $1,027,357 in cash for the period ended March 31, 1997.

     Working capital was $876,327 as of March 31, 1997, compared to $438,669 as of December 31, 1996. The increase of $437,658 or 99.8% in working capital was primarily attributable to the proceeds from the private placement, reduced by the net loss incurred in the three months ended March 31, 1997.


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



Dated: October 28, 1997            By: /s/  Michael Strauss
       ------------                --------------------
                                       Michael Strauss
                                       Chairman of the Board of Directors
                                       Chief Executive Officer


Dated: October 28, 1997            By: /s/ Robert P. Wong
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