Form 10QSB/A
period 1997-06-30
BCAM INTERNATIONAL INC
filed 1997-10-28
CIK 856143

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................11


SIGNATURES....................................................................12

INDEX OF EXHIBITS.............................................................13

                            BCAM INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 1997

Current assets:
    Cash and cash equivalents                                                $         240,964
    Accounts receivable, less allowance for doubtful accounts of $11,245                73,796
    Unbilled receivables                                                                82,592
    Inventory                                                                           26,158
    Prepaid expenses and other current assets                                          197,365
                                                                            ------------------
Total current assets                                                                   620,875

Property, plant, and equipment, at cost:
    Furniture and fixtures                                                             220,318
    Equipment                                                                          586,421
    Leasehold improvements                                                              50,519
                                                                            ------------------
                                                                                       857,258
    Less accumulated depreciation and amortization                                    (695,725)
                                                                            ------------------
                                                                                       161,533
Deferred finance and acquisition costs                                                 439,768
Other assets, principally patents and capitalized software
    (net of accumulated amortization of $103,600)                                      337,190
                                                                            ------------------
Total assets                                                                 $       1,559,366
                                                                            ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                         $         203,715
    Accrued expenses and other current liabilities                                     190,343
                                                                            ------------------
Total current liabilities                                                              394,058

Other liabilities                                                                        4,289
Commitments and contingencies                                                                -
Acquisition preferred stock, par value $.01 per share:
    Authorized 750,000 shares, no shares issued or outstanding                               -

Common shareholders' equity:
    Common stock, par value $.01 per share; authorized 40,000,000 shares,
    16,717,915 shares issued and 15,954,733 shares outstanding                         167,179
    Paid-in surplus                                                                 16,002,908
    Deficit                                                                        (14,109,968)
                                                                            ------------------
                                                                                     2,060,119
    Less 763,182 treasury shares                                                      (899,100)
                                                                            ------------------
                                                                                     1,161,019
                                                                            ------------------
Total liabilities and shareholders' equity                                   $       1,559,366
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
                                             ===============    ==================         ===============   ===============

See accompanying notes

                            BCAM INTERNATIONAL, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                          SIX MONTHS ENDED JUNE 30
                                                                                 ------------------------------------------
                                                                                        1997                     1996
                                                                                 ------------------       -----------------


OPERATING ACTIVITIES
Net loss                                                                         $        (908,678)       $       (918,908)
Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation                                                                          33,984                  72,840
      Amortization                                                                          12,837                       -
      Accrued interest on held to maturity securities                                            -                   7,172
      Changes in operating assets and liabilities:
         Accounts receivable, billed and unbilled                                          (33,489)                120,281
         Inventory                                                                         (26,158)                      -
         Prepaid expenses and other current assets                                        (122,874)                (25,921)
         Accounts payable, accrued expenses and sundry liabilities                          63,435                (139,033)
          (less amount accrued for finance and acquisition costs)
Other liabilities                                                                                -                   4,707
                                                                                 ------------------       -----------------
Net cash (used in) operating activities                                                   (980,943)               (878,862)
                                                                                 ------------------       -----------------

INVESTING ACTIVITIES
Loss from sale of equipment                                                                  3,331                       -
Proceeds from sale of equipment                                                              3,000                       -
Purchase of equipment                                                                       (8,060)                      -
Investment in software technology                                                         (121,492)                (77,821)
Proceeds from sale of held to maturity securities                                                -               1,500,000
Cash paid for deferred acquisition costs                                                  (148,573)                      -
                                                                                 ------------------       -----------------
Net cash (used in) provided by investing activities                                       (271,794)              1,422,179
                                                                                 ------------------       -----------------

FINANCING ACTIVITIES
Net proceeds from short-term debt                                                                -                 400,000
Net proceeds from sale of common stock                                                   1,075,000                       -
Net proceeds from exercise of options                                                            -                  18,440
Payment of stock registration and issuance costs                                           (20,630)                (59,219)
Cash paid for deferred finance costs                                                       (87,013)                      -
                                                                                 ------------------       -----------------
Net cash provided by financing activities                                                  967,357                 359,221
                                                                                 ------------------       -----------------

(Decrease) increase in cash and cash equivalents                                          (285,380)                902,538
Cash and cash equivalents at beginning of period                                           526,344                 701,686
                                                                                 ==================       =================
Cash and cash equivalents at end of period                                       $         240,964        $      1,604,224
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

6.    SUBSEQUENT EVENTS


     On July 24, 1997, the Company commenced an offering of 150 shares of BCA Services Inc. Series A Convertible Preferred Stock (the "Preferred Stock"), the proceeds of which were used for working capital purposes. BCA Services, Inc is a subsidiary of BCAM International, Inc. The first tranche was in the amount of $500,000 and 50 shares of Preferred Stock were issued. Two additional tranches of $500,000 each are available to the Company to draw down on, one up to sixty(60) days after the Company's registration statement is declared effective, and another one up to sixty(60) days after the second tranche is drawn down.

     The Preferred Stock contains a penalty provision permitting redemption, together with penalties, at the option of the holder, if the Company failed to cause a registration statement of the underlying common stock into which the Preferred Stock is convertible to be effective prior to approximately January 4, 1998. The Company believes that such a registration will be effective prior to the filing of the September 30, 1997 Form 10-QSB, due on November 14, 1997. Therefore the Preferred Stock, net of related fees and expenses, will be recorded on the Consolidated Balance Sheet of the Company as minority interest, until converted into common shares.

     The Preferred Stock is convertible into shares of the Company's Common Stock ("Common Stock") at a price equal to 70% of the average closing bid price of the Common Stock over a three day trading period ending on the day preceding the conversion date (the "Variable Conversion Price"). The Conversion Price may not be greater than 100% of the Variable Conversion Price on the first closing date (the "Fixed Conversion Price"). The Fixed Conversion price is $0.6563. On the first anniversary of the closing date, all outstanding shares of Preferred Stock must be converted into shares of Common Stock of the Company. The "in the money" value of the conversion feature, which is immediately exercisable, is being recorded as a charge to minority interest as of the date of issuance.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------


     The June 30, 1997 Form 10-QSB/A represents the second quarterly report after the Form 10-KSB and Form 10-KSB/A for the year ended December 31, 1996. The 10-QSB/A should be read in conjunction with the aforementioned document, and represents a comparison between the quarter ended June 30, 1997 and the quarter ended June 30, 1996.


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

LIQUIDITY AND CAPITAL RESOURCES


     Cash, cash equivalents and held-to-maturity securities were $240,964 as of June 30, 1997, compared to $526,344 as of December 31, 1996. Net cash used in operating activities, mainly to cover the net loss, was $980,943 for the six month period ended June 30, 1997. Financing activities, primarily the proceeds from a private placement completed on March 28, 1997 provided $967,357 in cash for the six month period ended June 30, 1997.

     Working capital was $226,817 as of June 30, 1997, compared to $438,669 as of December 31, 1996. The decrease of $211,852 or 48.2% in working capital was primarily attributable to the proceeds from the private placement, reduced by the net loss incurred in the six months ended June 30, 1997, as well as cash paid for deferred acquisition and financing costs, which have been capitalized as non-current assets..


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

PREPAID EXPENSES AND OTHER CURRENT ASSETs


     Prepaid Expenses and Other Current Assets were $197,365 compared with $74,491 on December 31, 1996. During the six month period the Company accelerated its marketing activities related to the launching of MQPro on March 10, 1997. The impact of the launch related activities, including marketing and product packaging, occurred primarily in the second quarter of the Company's fiscal year.. Approximately $105,000 of expenses associated with the launching of MQPro (consisting principally of inventory of brochures, sales sheets, folders, an exhibit booth, etc.) are being charged to operations as used.

DEFERRED ACQUISITION AND FINANCING COSTS

     Deferred acquisition and financing costs consist of professional fees, due diligence costs, investment banking fees and consultant fees associated with the Company's planned purchase of Drew Shoe Corporation and related necessary financing. Such amount increased by approximately $281,144 during the six months ended June 30, 1997.

         PART II. OTHER INFORMATION
                  -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (A)      EXHIBITS.
                  ---------


                  10.53 Employment Agreement dated January 1, 1997, between Michael Strauss and the Company (1)

                  10.54 Employment Agreement dated January 1, 1997, between Robert Wong and the Company (1)

                  10.55 Consulting Agreement dated April 7, 1997, between Masthead Management and the Company (1)

                  27        Financial Data Schedule

                  (1) Filed as an Exhibit to Registrant's Form 10-QSB for the quarter ended June 30, 1995 (file no. 0-18109) and incorporated by reference thereto



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


27                         Financial Data Schedule