Form 10QSB
period 1997-09-30
BCAM INTERNATIONAL INC
filed 1997-11-14
CIK 856143

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997
                                                 ------------------

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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 16,677,233
                                                 ----------

     Transitional Small Business Disclosure Format (check one): Yes ____ No X

                            BCAM INTERNATIONAL, INC.



PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet--September 30, 1997 (Unaudited)...........3

Condensed  Consolidated  Statements  of  Operations - Three Months
   and Nine Months ended September 30, 1997 and 1996 (Unaudited)...............4

Condensed Consolidated Statements of Cash Flows - Nine Months Ended
   September 30, 1997 and 1996 (Unaudited).....................................5

Condensed Consolidated Statements of Changes in Shareholders' Equity -
   Nine Months Ended September 30, 1997 (Unaudited)........................... 6

Notes to Condensed Consolidated Financial Statements - September 30, 1997
  (Unaudited)..................................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................13

PART II.  OTHER INFORMATION

Item 2. Changes in Securities.................................................15

Item 6.  Exhibits and Reports on Form 8-K.....................................18


SIGNATURES....................................................................20

INDEX OF EXHIBITS.............................................................21


                                         BCAM INTERNATIONAL, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                            SEPTEMBER 30, 1997
Current assets:
    Cash and cash equivalents                                                             $    3,297,000
    Accounts receivable, less allowance for doubtful accounts of
       approximately $11,000                                                                   1,858,000
    Unbilled receivables                                                                          51,000
    Inventory                                                                                  6,411,000
    Prepaid expenses and other current assets                                                    315,000
                                                                                          ---------------
Total current assets                                                                          11,932,000

Property, plant, and equipment, at cost:
    Land & buildings                                                                             825,000
    Equipment, furniture and fixtures                                                          2,405,000
    Leasehold improvements                                                                        50,000
                                                                                          ---------------
                                                                                               3,280,000
    Less accumulated depreciation and amortization                                              (725,000)
                                                                                          ---------------
                                                                                               2,555,000
Deferred finance costs                                                                           791,000
Other assets, principally patents and capitalized software
    (net of accumulated amortization of $110,000)                                                494,000
                                                                                          ---------------
Total assets                                                                              $   15,772,000
                                                                                          ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                      $    1,287,000
    Secured notes payable                                                                        450,000
    Accrued expenses and other current liabilities                                             1,604,000
    Current portion of long term debt                                                            176,000
                                                                                          ---------------
Total current liabilities                                                                      3,517,000

Long term debt, net of current maturities                                                      4,195,000
Convertible Notes payable, net of unamortized amount
    allocated to warrants                                                                      4,509,000
Other liabilities                                                                                  4,000
Minority interest                                                                              1,060,000
Commitments and contingencies                                                                          -
Acquisition preferred stock, none outstanding

Common shareholders' equity:
    Common stock, par value $.01 per share; authorized 40,000,000 shares,
    17,440,415 shares issued and 16,677,233 shares outstanding                                   174,000
    Paid-in surplus                                                                           25,001,000
    Unamortized financing charge                                                              (5,746,000)
    Deficit                                                                                  (16,043,000)
                                                                                          ---------------
                                                                                               3,386,000
    Less 763,182 treasury shares                                                                (899,000)
                                                                                          ---------------
                                                                                               2,487,000
                                                                                          ---------------
Total liabilities and shareholders' equity                                                $   15,772,000
                                                                                          ===============

See accompanying notes



                            BCAM INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                               THREE MONTHS ENDED SEPTEMBER 30             NINE MONTHS ENDED SEPTEMBER 30
                                            --------------------------------------     ----------------------------------------
                                                   1997                 1996                   1997                 1996
                                            -----------------    -----------------     ------------------   -------------------

Revenues
     Sales                                  $    353,000         $             -        $    353,000        $              -
     Services                                    100,000                 158,000             314,000                 356,000
     Software and license revenue                 30,000                  15,000             104,000                  28,000
                                            -------------        ----------------       -------------       -----------------
          Total                                  483,000                 173,000             771,000                 384,000

Cost of revenues                                 291,000                 108,000             442,000                 157,000
                                            -------------        ----------------      --------------       -----------------

     Gross profit                                192,000                  65,000             329,000                 227,000

Selling, general and administrative              915,000                 294,000           1,943,000               1,370,000
Research & development                            53,000                  33,000              83,000                  79,000
                                            -------------        ----------------      --------------       -----------------
Total operating expenses                         968,000                 327,000           2,026,000               1,449,000
                                            -------------        ----------------      --------------       -----------------

     Income (loss) from operations              (776,000)               (262,000)         (1,697,000)             (1,222,000)


Other Income (Expense)
     Interest and financing costs               (376,000)                 (5,000)           (378,000)                 (5,000)

     Interest income                               7,000                  14,000              21,000                  55,000
                                            -------------        ----------------      --------------       -----------------
                                                (369,000)                  9,000            (357,000)                 50,000

Minority interests                              (788,000)                      -            (788,000)                      -

                                            -------------        ----------------      --------------       -----------------
Net loss                                    $ (1,933,000)        $      (253,000)      $  (2,842,000)       $     (1,172,000)
                                            =============        ================      ==============       =================

Net loss per share                          $      (0.12)        $          0.02)      $       (0.18)       $          (0.08)
                                            =============        ================      ==============       =================

Weighted average number of common
   shares outstanding                         16,052,450              14,877,233          15,807,260               14,864,605
                                            =============        ================      ==============       ==================

See accompanying notes



                            BCAM INTERNATIONAL, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       NINE MONTHS ENDED SEPTEMBER 30
                                                                                 ------------------------------------------
                                                                                        1997                     1996
                                                                                 ------------------       -----------------

OPERATING ACTIVITIES

Net loss                                                                         $     (2,842,000)        $    (1,172,000)
Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                                        82,000                 107,000
      Amortization of Unamortized financing charge and Deferred finance costs             192,000                       -
      Non-cash Minority interest charge                                                   788,000                       -
      Changes in operating assets and liabilities:
         Accounts receivable, billed and unbilled                                          33,000                 (26,000)
         Inventory                                                                        (43,000)                      -
         Prepaid expenses and other current assets                                        (10,000)                 56,000
         Accounts payable, accrued expenses and sundry liabilities                        553,000                (210,000)
         Other liabilities                                                                      -                  39,000
                                                                                 ------------------       -----------------
Net cash (used in) operating activities                                                (1,247,000)             (1,206,000)
                                                                                 ------------------       -----------------

INVESTING ACTIVITIES
Cash paid for purchase of shares of Drew Shoe                                          (3,882,000)                      -
Cash paid for costs to acquire Drew Shoe                                                 (475,000)                      -
Purchase of equipment                                                                     (88,000)                      -
Investment in software technology and other                                              (119,000)               (112,000)
Proceeds from sale of held to maturity securities                                               -               1,500,000
                                                                                 ------------------       -----------------
Net cash (used in) provided by investing activities                                    (4,564,000)              1,388,000
                                                                                 ------------------       -----------------

FINANCING ACTIVITIES
Proceeds from sale of common stock                                                      1,075,000                       -
Proceeds from sale of preferred stock minority interest of subsidiary                   1,200,000                       -
Proceeds from sale of Convertible Notes and Warrants                                    6,000,000                       -
Proceeds, net, from new bank financing arrangement at Drew Shoe                         1,135,000                       -
Payment of existing debentures due to former Drew Shoe shareholders                      (845,000)                      -
Proceeds from short-term debt                                                             450,000                 600,000
Drawdown (payment) of revolving credit agreement                                          250,000                       -
Net proceeds from exercise of options                                                           -                  18,000
Cash paid for deferred financing, stock issuance and registration costs                  (668,000)                (68,000)
All other, net                                                                             47,000                       -
                                                                                 ------------------       -----------------
Net cash provided by financing activities                                               8,644,000                 550,000
                                                                                 ------------------       -----------------

(Decrease) increase in cash and cash equivalents                                        2,833,000                 732,000
Cash and cash equivalents at beginning of period                                          464,000                 702,000
                                                                                 ==================       =================
Cash and cash equivalents at end of period                                       $      3,297,000         $     1,434,000
                                                                                 ==================       =================

See accompanying notes

                               BCAM International

             Consolidated Statements of Common Shareholders' Equity

                                                                                                             SHARES
                            COMMON STOCK                                                                      HELD
                          $.01  PAR VALUE         PAID-IN    UNAMORTIZED                                       IN
                         SHARES      AMOUNT       SURPLUS     FINANCE         DEFICIT        SUBTOTAL       TREASURY       TOTAL
                                                               COSTS
                  ------------------------------------------------------------------------------------------------------------------

Balance at           15,642,915   $  156,000  $ 14,959,000  $           -  $ (13,201,000  $  1,914,000   $ (899,000)  $  1,015,000
January 1, 1997
                  ------------------------------------------------------------------------------------------------------------------

Shares issued in      1,075,000       11,000     1,064,000              -              -     1,075,000            -      1,075,000
  connection with
  January 1997
  Private Placement
Registration and
  issuance costs              -            -       (36,000)             -              -       (36,000)           -        (36,000)
To account for
  Convertible
  Notes:
  Allocation to               -            -     1,500,000              -              -     1,500,000            -      1,500,000
   detachable
   warrants
  Beneficial                  -            -     5,925,000     (5,925,000)             -             -            -              -
  feature
Shares issued in        375,000        4,000       446,000              -              -       450,000            -        450,000
  acquisition of
  Drew Shoe
Shares and              347,500        3,000       944,000              -              -       947,000            -        947,000
  financing
  options granted
  in connection
  with
  acquisition
Amortization of               -            -             -        179,000              -       179,000            -        179,000
  Deferred
  financing charges
Amortization of               -            -       788,000              -              -       788,000            -        788,000
  minority interest
Acquisition                   -            -      (589,000)             -              -      (589,000)           -       (589,000)
  financing costs
Net loss                      -            -             -              -     (2,842,000)   (2,842,000)           -     (2,842,000)

                  ------------------------------------------------------------------------------------------------------------------
Balance at           17,440,415   $  174,000  $ 25,001,000    $(5,746,000)   (16,043,000)  $ 3,386,000    $(899,000)    $2,487,000
September 30,
1997
                  ==================================================================================================================
See accompanying
notes.

                            BCAM INTERNATIONAL, INC.
                                 (THE "COMPANY")

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1997

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1997 include the financial position and results of operations of Drew Shoe Corporation ("Drew Shoe") since its acquisition by the Company on September 22, 1997 (see Note 2) and are, in any event, not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     For further information, refer to the audited consolidated financial statements and related notes thereto of the Company included in the Company's annual report on Form 10-KSB/A for the year ended December 31, 1996 as well as the audited financial statements and related notes thereto of Drew Shoe as of December 31, 1996 and for the years ended December 31, 1996 and 1995 included in Form 8-K/A dated October 31, 1997.

2.  ACQUISITION OF DREW SHOE CORPORATION

     Effective September 22, 1997, the Company acquired all of the outstanding Common Stock of Drew Shoe for approximately $4.7 million plus the assumption of liabilities. The purchase price was paid by delivery to the two shareholders of Drew Shoe of an aggregate of $3,882,000 in cash, promissory notes in the aggregate principal amount of $400,000 and by delivery of an aggregate of 375,000 unregistered shares of the Company's Common Stock to one seller (valued at approximately $1.20 per share to reflect a discount for lack of registration). The promissory notes bear an interest rate of 8% per annum, are due on September 19, 1999, and are payable in twenty-four (24) equal monthly installments aggregating $8,333.34 (plus interest) with final payments due in the twenty-fifth (25th) month aggregating $200,000.

     See Note 3 and "PART II, Item 2. Changes in Securities (ii) Acquisition financing", for a description of the securities issued in order to finance the acquisition of Drew Shoe.

     Simultaneously with the acquisition, Drew Shoe entered into a $5.5 million credit facility with a commercial bank (guaranteed by the Company) which is further described in Note 4.

     Drew Shoe is a designer, manufacturer, marketer and distributor of medical footwear headquartered in Lancaster, Ohio. In addition Drew Shoe operates 14 retail shoe specialty stores. The Company has accounted for its acquisition of Drew Shoe under the purchase method of accounting. Under such method, the purchase price paid plus costs of the acquisition are allocated to the assets and liabilities of the acquired company based on the estimated fair value of assets and liabilities acquired. The remaining amount, if any, is allocated to goodwill. The results of operations of the acquired company are consolidated with the Company's operations beginning on the date of purchase. At September 30, 1997, a preliminary estimate of the fair value of assets and liabilities has been made based upon data which is preliminary and subject to change. Based upon such preliminary evaluation at September 30, 1997, there is no material amount of goodwill to be recorded in the acquisition of Drew Shoe.

     The following summary shows the unaudited pro-forma results of operations assuming that the Company had purchased Drew Shoe as of the beginning of each period shown. This information gives effect to the increased interest and financing costs (excluding certain material non recurring charges which are discussed in Notes 3 and 5), the amortization of fair value adjustments principally for increased depreciation and, in 1996, the allocation to the nine months of certain adjustments recorded at the end of the year 1996 which are attributable to earlier in the year. The Company has not included a provision for income taxes because it believes that it will have sufficiently available net operating losses available to offset anticipated profits from Drew Shoe.

                                                       Nine Months Ended
                                                       -----------------
                                                     1997             1996
                                                     ----             ----

 Revenues                                        $11,820,000      $11,357,000
                                                    ========        =========
 Loss from Operations (excluding               (    900,000)      ( 1,049,000)
   non-recurring charges)                           ========        =========
 Net loss (excluding non-recurring charges)      (1,729,000)      ( 1,787,000)
                                                    ========        =========
 Net loss per share                                  (0.11)           (0.12)
                                                    ========        =========

3. 10%/13% CONVERTIBLE NOTES AND WARRANTS

     In order to fund the acquisition of Drew Shoe and provide working capital to the Company, on September 19, 1997, the Company issued subordinated convertible notes (the "Convertible Notes"), and Non-Redeemable Class DD Warrants, in the aggregate amount of $6,000,000. The Convertible Notes are due on September 19, 2002, unless at any time after September 19, 1998 they are converted, at $.80 per share, into 7,500,000 shares of Common Stock of the Company. The Convertible Notes bear an interest rate of 10%, payable semi-annually, but the Company, at its discretion, may pay interest in the form of its Convertible Notes in which case the annual interest rate becomes 13% with semi-annual compounding. The Convertible Notes require the Company to maintain compliance with certain financial covenants including maintenance of minimum levels of interest coverage and net worth (as defined).

     The Non-Redeemable Class DD Warrants entitle the holders to purchase 2,400,000 shares of common stock at $1.75 per share at any time prior to September 19, 2002. The Company has, under generally accepted accounting principles, allocated approximately $1,500,000 of the $6,000,000 received from the sale of the Convertible Notes and Warrants as the estimated value (based upon a "Black Scholes" calculation) of the detachable warrants issued in connection with the Convertible Notes and as a discount to the value assigned to the Convertible Notes. Such amount is included with deferred financing costs in the accompanying Condensed Consolidated Balance Sheet and will be amortized over the five year term of the Convertible Notes.

     The market value of the Company's common stock on the Nasdaq SmallCap market on the date of the transaction was approximately $1.50.

     The private placement of convertible notes and warrants to one investor group (aggregating $5,000,000 of the total $6,000,000) was made with the assistance of an investment banker who charged a cash fee of 6% ($300,000) plus 187,500 unregistered shares of common stock (valued at $1.20 per share to reflect a small discount for lack of registration), and warrants to purchase 500,000 shares of common stock at an exercise price of $0.80 per share, of the Company. The cash fee, shares of stock and the estimated fair value of the warrants aggregate approximately $1,000,000. This amount has been apportioned between Deferred financing costs (45%) and Shareholders equity (55%) based upon the estimated values of the debt vs. equity components of the financing. The portion allocated to Deferred financing costs (approximately $450,000), together with legal and other costs of the transaction are being amortized over the five year term of the Convertible Notes. There were no investment banking fees associated with the remaining $1,000,000 of proceeds.

     In response to positions recently taken by the Securities and Exchange Commission, Emerging Issues Task Force Statement D-60 has been issued which requires certain new accounting for securities issued which are convertible into common stock at a value which is beneficial at the date of issuance (such as the Convertible Notes described above and the Preferred Stock of BCA Services, Inc., a subsidiary of the Company, described in Note 5). This accounting requires that such value be charged to operations (based upon the traded market price, without discount, compared to the conversion price) in the case of a convertible note or to retained earnings as a dividend in the case of a preferred stock, over a period reflecting the shortest period in which the investor has to exercise and under the most favorable terms to the investor. As such, the Company has charged approximately $5,925,000 (representing the beneficial of the conversion feature of the Convertible Notes measured at the date of issuance) to Unamortized financing charge in the shareholders equity section of its Condensed Consolidated Balance Sheet. Such amount is being charged to Interest and financing costs in the Consolidated Statements of Operations at the rate of approximately $1,481,000 per quarter until September 19, 1998. This charge to operations is considered a non-recurring charge in the preparation of the summary pro-forma data contained in Note 2. Approximately $180,000 was charged to Interest and financing costs in the quarter ended September 30, 1997. This charge will be in addition to amortization of Deferred financing costs and, the value assigned to the detachable warrants issued in connection with the Convertible Notes (approximately $1,500,000), over the five year term of the Convertible Notes.

4. LONG TERM DEBT

     Simultaneously with the acquisition, the Company through its wholly owned subsidiary, Drew Shoe, entered into a $5,500,000 credit facility with a commercial bank consisting of: (i) a revolving line of credit up to $4,500,000 (which is based upon agreed upon percentages of accounts receivable and inventory) and (ii) a term loan of $1,000,000. As of the Drew Shoe acquisition, the Company believes there to be approximately $4,500,000 available under this credit facility (approximately $3,750,000 of which was drawn down to pay certain existing liabilities of Drew Shoe, including an existing liability to that bank of approximately $2,655,000 and debentures payable to former shareholders of approximately $845,000, and to transfer $250,000 to the Company). The revolving line of credit matures on September 30, 1999, and calls for current payments of interest at a rate of prime plus 1.5%. The term loan portion of the credit facility (in the principal amount of $1,000,000) also bears an interest rate of prime plus 1.5% and is payable in monthly installments through September 30, 2000. Both the revolving line of credit and term loan may be used for general working capital purposes and are guaranteed by the Company. The credit facility with this bank requires Drew Shoe to maintain compliance with certain financial covenants, principally net worth, and contains restrictions on the transfer of cash to the Company.




         At September 30, 1997, long term debt consists of the following:

                                                             September 30, 1997

         Revolving credit arrangement with a bank,
         payable on September 19, 1999, bearing
         interest at prime plus 1.5 %                                $2,737,000

         Term Loan  agreement with a bank,  bearing
         interest at prime plus 1.5% payable in monthly
         principal  installments  of $11,000  plus  interest
         through September 30, 2000                                   1,000,000

         Notes payable to sellers of Drew Shoe,  bearing
         interest at 8%, calling for monthly payments of
         principal aggregating $8,333 plus interest with
         balloon payments aggregating $200,000 on
         September 19, 1999                                             400,000

         Amount  payable  to parties  related to former
         owners of Drew Shoe due September 30, 1998, bearing
         interest at prime                                              214,000

         Other, net                                                      20,000
                                                                      ----------
                  total long term debt                                4,371,000
                  less: current portion                                 176,000
                                                                      ---------
                                                                     $4,195,000
                                                                      =========

     On October 2, 1997, $250,000 of the amount outstanding under the revolving credit was repaid. Costs incurred in connection with the bank term loan and revolving credit total approximately $75,000, are included in Deferred finance cost and are being amortized to Interest and finance cost using the effective interest method.


5. SALE OF PREFERRED STOCK OF SUBSIDIARY

     On July 22, 1997 BCA Services, Inc. ("BCA"), a previously wholly-owned subsidiary of the Company, commenced an Offering (the "Offering") to sell up to 150 shares of BCA's Convertible Preferred Stock (the "Preferred Stock") for a total consideration of $1,500,000 in a private offering to accredited investors.

     The Preferred Stock is convertible into shares of the Company's common stock at a price equal to 70% of the average closing bid price of the common stock over a three day trading period ending on the day preceding the conversion date (the "Variable Conversion Price"). The Conversion Price may not be greater than 100% of the Variable Conversion Price on the first closing date (the "Fixed Conversion Price", effectively a maximum conversion price). The Fixed Conversion price is $0.6563. On the first anniversary of the closing date, all outstanding shares of Preferred Stock must be converted into shares of common stock of the Company.

     Pursuant to the terms of the Offering, the Company divided the Offering into three tranches. The first tranche, to purchase 50 shares of Preferred Stock for $500,000, closed on July 24, 1997; the second tranche to purchase 50 shares of Preferred Stock for $500,000, closed on September 8, 1997. The Company has until November 7, 1997 (unless extended) to draw down the third tranche, presuming effectiveness of a registration statement (see below).

     On September 18, 1997, BCA completed a separate offering of its Preferred Stock, plus warrants, for $200,000 on similar terms and conditions as the Offering (excluding the existing Fixed Conversion Price and certain fees). As a result of this offering, 20 shares of Preferred Stock (convertible into the Company's common stock at a maximum price of $0.9331 per share) were issued, along with Non-Redeemable Class CC Warrants to purchase up to 10,000 shares of Common Stock (at $1.0264 per share).

     In addition, for each 50 shares of Preferred Stock sold, each purchaser received Non-Redeemable Class BB Warrants to purchase up to 25,000 shares of common stock per $500,000 raised, exercisable at a rate of 110% of the Variable Conversion Price on the first closing date. The warrants have a term of five years and the common stock underlying the warrants contain registration rights. In connection with the first and second tranches, warrants to purchase up to 50,000 shares of common stock, at $.7219 per share, were issued.

     The two private placements of BCA preferred stock were made with the assistance of a placement agent who charged a commission of 8% in fees and 2% in expenses plus warrants to purchase up to 75,000 (50,000 of which have been issued in conjunction with the first two tranches) shares of common stock of the Registrant at approximately $0.72 per share, for five years for the first offering and 6% in fees and no warrants for the second offering.

     The Preferred Stock contains a penalty provision permitting redemption, together with penalties, at the option of the holder if the underlying common stock is not registered under an effective registration statement prior to approximately January 4, 1998. A separate economic penalty (increased dividends of 3% per month retroactive to July 24, 1997 and continuing until effectiveness) would be triggered by the absence of effectiveness, assuming good faith efforts of the Company, of such a registration statement by November 4, 1997. The Company's registration statement covering the shares underlying the Preferred Stock was declared effective on November 12, 1997 and the parties agreed to the cancellation of the penalty provisions.

     See Note 3 regarding certain accounting treatment called for by Emerging Issues Task Force Statement D-60. Because the Preferred Stock issued is that of a subsidiary, but is convertible into shares of the Company, the Company has recorded the Preferred Stock of the subsidiary as "Minority interests" in the consolidated financial statements. The Company has immediately charged approximately $788,000 related to the "beneficial" conversion feature for amounts drawn down in the quarter ended September 30, 1997 to Minority interests in the accompanying Statement of Operations. Such amount is considered a non recurring charge in preparation of the summary pro forma data in Note 2. Additional charges would occur if and when the third tranche is drawn down in the fourth quarter of 1997.

6. PRIVATE PLACEMENT

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

7. OTHER

     PER SHARE DATA - Net loss per share has been computed on the basis of the weighted average number of common shares outstanding for each of the periods presented. Common stock equivalents have been excluded since their effect is antidilutive.

     INCOME TAXES - The Company accounts for income taxes in accordance with Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes". The Company has not reflected a benefit for income taxes in the accompanying Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 1997 and the three months and nine months ended September 30, 1996, since the future availability of net operating loss carryforwards have been offset in full by valuation allowances in accordance with FASB Statement No. 109.

     WARRANTS, OPTIONS, BONUS COMPENSATION - In September 1997 options to purchase approximately 2,097,000 shares of common stock of the Company were approved by the Board of Directors for issuance to employees, directors and consultants (including 1,500,000 for three executive officers of the Company and its Human CAD subsidiary) at a price of approximately $1.52 per share. Of the options issued, options to purchase approximately 1,922,000 shares are subject to approval at the next meeting of the shareholders of the Registrant.
Accordingly, the Company may be subject to a charge to operations if the exercise price of the options granted exceeds the market price of the common stock on the date of shareholder approval. Such charge, if any, could be material. In September 1997, the Board of Directors approved a cash bonus of $75,000 for the Company's Chairman, President and Chief Executive Officer in recognition of his efforts to complete the Drew Shoe acquisition and related acquisition and pre-acquisition financing (totaling approximately $11 million). Additionally, approximately $25,000 of deferred increases in pay for two executive officers were paid and charged to operations in the third quarter of 1997.

     COSTS OF FINANCINGS NOT COMPLETED- In the third quarter of 1997, the Company was able to secure more favorable acquisition financing and credit facility for its acquisition of Drew Shoe than it had originally expected. As a result, the Company did not complete a proposed acquisition financing and a proposed credit facility. Costs associated with such uncompleted financings of approximately $130,000 were charged to Interest and financing costs in the quarter ended September 30, 1997.

     ANTIDILUTION ADJUSTMENTS TO CLASS B WARRANTS AND CLASS E WARRANTS -Principally as a result of the Drew Shoe acquisition financing (as well as other items), the exercise price and number of shares subject to existing Class B Warrants and Class E Warrants have been adjusted pursuant to anti-dilution provisions. The revised amounts are as follows:

                                        Number of Shares        Total Shares
                       Exercise Price     Per Warrant        Subject to Warrants
Class B Warrants:
               Previous    $1.50              1.2                  969,191
                Current    $1.14              1.6                1,292,254
Class E Warrants:
               Previous    $1.25              1.1                  540,747
                Current    $0.95              1.5                  737,382

     SHORT TERM NOTE PAYABLE - On September 11, 1997, the company borrowed $450,000 from a commercial bank, secured by certain deposits of the Company. Such amount was repaid, with interest at the prime rate (8%) on October 14, 1997.

     RECLASSIFICATIONS - Certain reclassifications have been made to the consolidated financial statements for the prior year in order to conform to the classifications used in the current period.

     OTHER - There is no material amount of recognized revenue on uncompleted short term consulting contracts accounted for under the percentage of completion method of accounting.


--------------------------------------




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Effective September 22, 1997, the Company acquired all of the outstanding Common Stock of Drew Shoe for approximately $4.7 million plus the assumption of liabilities. Drew Shoe is a designer, manufacturer, marketer and distributor (both wholesale and retail) of medical footwear. The Company has accounted for its acquisition of Drew Shoe under the purchase method of accounting. As such, the results of operations of Drew Shoe are consolidated with the Company's operations for the quarter and nine months for eight days beginning on September 22, 1997. Drew Shoe's revenues during that period were approximately $353,000 and it had no operating income because that short period of operations was interrupted by physical inventory counting necessitated by the acquisition.

     The Company expects that Drew Shoe, with revenues of over $14.5 million in calendar 1996, will be a significant contributor to revenues in future quarters. Further, the Company expects to take steps to build the revenue base and profitability of Drew Shoe.

     Revenues from non Drew Shoe business activities were approximately $43,000 (25%) lower for the quarter ended September 30, 1997 compared to 1996. The reduction in the current year reflects customer delayed starts of certain consulting projects and lower than expected software and license revenue. Revenues for the nine months ended September 30, 1997 were approximately $34,000 (9%) higher for the nine months compared to the prior year.

     Selling, general and administrative costs reflect an increase of approximately $297,000 from the sequentially preceding quarter. The increase consists principally of approximately $138,000 related to the inclusion of Drew Shoe expenses and approximately $100,000 related to executive bonus and payment of deferred compensation. The quarterly selling, general and administrative costs are higher than the prior year because of the factors described in the preceding sentence as well as marketing and other investments being made in the HumanCAD business and other matters.

     Interest and financing costs for the quarter and nine months ended September 30, 1997 consisted principally of: (i) non-cash amortization of Unamortized financing charge as a result of the application of EITF Statement D-60 (approximately $180,000), (ii) costs of financings which the Company chose not to complete (approximately $130,000) as well as (iii) amortization of Deferred finance costs and accrual for interest. See Note 3 to financial statements regarding the significant non cash charge which results from the accounting under EITF Statement D-60.

     Non-cash charges to minority interests of $788,000 during the quarter and nine months ended September 30, 1997 reflect the accounting for the beneficial conversion feature of subsidiary preferred stock issued during the quarter. Such accounting, in accordance with EITF Statement D-60 is described in Note 5 to the condensed financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     The  September  22,  1997  purchase of Drew Shoe  results in a  significant improvement in the financial position, working capital and liquidity of the Company. This results from: (i) the issuance of $6,000,000 of 10%/13% Convertible Notes, due 2002, and Warrants, (ii) the credit facility with a bank and (iii) the purchase of significant operating assets in Drew Shoe (principally inventory, receivables, facilities and equipment), net of expenses and liabilities associated with the transactions. The Company's financial position, working capital and liquidity was also improved during the quarter by the issuance of $1,200,000 of convertible preferred stock of a subsidiary (see Note 5 to condensed financial statements). As a result, the Company's financial position has changed, during the quarter ended September 30, 1997, as follows:

                       September 30, 1997       June 30, 1997     Improvement
                      ------------------        -------------     -----------

 Cash                    $  3,297,000           $   240,000      $  3,057,000

 Working capital         $  8,415,000           $   226,000      $  8,189,000

 Total Assets            $ 15,772,000           $ 1,559,000      $ 14,213,000

 Shareholders equity     $  2,487,000           $ 1,161,000      $  1,326,000

     These improvements are supported by increases in debt for (i) the Convertible Notes, (ii) approximately $400,000 in notes payable to the sellers of Drew Shoe, (iii) approximately $3,700,000 of borrowings under a term loan and revolving credit facility from a bank, (iv) approximately $450,000 in a short term note payable in October 1997 and (v) approximately $225,000 in other long term debt. Subsequent to September 30, 1997, the $450,000 short term note was repaid, as was $250,000 under the revolving credit arrangement at Drew Shoe. See Notes 3, 4, 5 and 7 to Condensed Consolidated Financial Statements for a description of the terms of the Convertible Notes, credit facility, convertible preferred stock and short term note payable.

     The Company believes that its liquidity and capital needs for the coming twelve months can be supported by its present cash resources. However, the Company's plans for the coming months anticipate further acquisitions, some of which could be material, and further investment in what it believes to be a high potential software product. Such business development activities could likely require the Company to raise additional capital (debt or equity or convertible securities) to support its plans to grow the business.

FORWARD-LOOKING STATEMENTS

     Information set forth in this Form 10-QSB regarding the Company's plans for future operations constitutes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended


         PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

     (I) PREFERRED STOCK OF BCA SERVICES, INC. ("BCA"), A SUBSIDIARY OF THE COMPANY- On July 22, 1997 BCA Services, Inc. ("BCA"), a previously wholly-owned subsidiary of BCAM International, Inc. (the "Company"), commenced an Offering (the "Offering") to sell up to 150 shares of BCA's Convertible Preferred Stock (the "Preferred Stock") for a total consideration of $1.5 million in a private offering to accredited investors.

     The Preferred Stock is convertible into shares of the Company's Common Stock ("Common Stock") at a price equal to 70% of the average closing bid price of the Common Stock over a three day trading period ending on the day preceding the conversion date (the "Variable Conversion Price"). The Conversion Price may not be greater than 100% of the Variable Conversion Price on the first closing date (the "Fixed Conversion Price", effectively a maximum price). The Fixed Conversion price is $0.6563. On the first anniversary of the closing date, all outstanding shares of Preferred Stock must be converted into shares of Common Stock of the Company.

     In addition, for each 50 shares of Preferred Stock sold, each purchaser received Non-Redeemable Class BB Warrants to purchase up to 25,000 shares of Common Stock per $500,000 raised, exercisable at a rate of 110% of the Variable Conversion Price on the first closing date. The warrants have a term of five years and the Common Stock underlying the warrants contain registration rights.

     Pursuant to the terms of the Offering, the Company divided the Offering into three tranches. The first tranche, to purchase 50 shares of Preferred Stock for $500,000, closed on July 24, 1997; the second tranche to purchase 50 shares of Preferred Stock for $500,000, closed on September 8, 1997. The Company has until November 7, 1997 (unless extended) to draw down the third tranche, presuming effectiveness of a registration statement (see below). The purchasers of the securities issued under the first two tranches were two institutional investors including Autost Anstalt Schaau, which purchased a total of 50 shares of Preferred Stock (convertible into the Company's common stock at a maximum price of $0.6563 per share) and warrants to purchase 25,000 shares of common stock (at $.7219 per share), and UFH Endowment, Ltd., which also purchased a total of 50 shares of Preferred Stock Stock (convertible into the Company's common stock at a maximum price of $0.6563 per share) and warrants to purchase 25,000 shares of common stock (at $.7219 per share).

     On September 18, 1997, BCA closed a separate offering of its Preferred Stock plus warrants for $200,000 on similar terms and conditions as the Offering (excluding the Fixed Conversion Price and certain fees). As a result of this offering, 20 shares of Preferred Stock (convertible into the Company's common stock at a maximum price of $0.9331 per share) were issued, along with Non-Redeemable Class CC Warrants to purchase up to 10,000 shares of Common Stock (at $1.0264 per share). The purchasers of the securities were Arcadia Mutual Fund, which purchased 15 shares of Preferred Stock and warrants to purchase 7,500 shares of the Company's common stock, and David Morgenstern, who purchased 5 shares of Preferred Stock and warrants to purchase 2,500 shares of the Company's common stock. . The two private placements of BCA preferred stock were made with the assistance of a placement agent, Corporate Capital Management, who charged a commission of 8% in fees and 2% in expenses plus warrants to purchase up to 75,000 (50,000 of which have been issued in conjunction with the first two tranches) shares of common stock of the Registrant at approximately $0.72 per share, for five years for the first offering and 6% in fees and no warrants for the second offering.

     The Preferred Stock contains a penalty provision permitting redemption, together with penalties, at the option of the holder if the underlying common stock is not registered under an effective registration statement prior to approximately January 4, 1998. A separate economic penalty (increased dividends of 3% per month retroactive to July 24, 1997 and continuing until effectiveness) would be triggered by the absence of effectiveness of a registration statement by November 4, 1997. The Company's registration statement covering the underlying common shares was declared effective on November 12, 1997 and the Preferred Stock holders agreed to declare the penalty provisions null and void.

     In response to positions recently taken by the Securities and Exchange Commission, Emerging Issues Task Force Statement D-60 has been issued which requires accounting for securities issued which are convertible into common stock at a value which is "in the money" at the date of issuance (such as the preferred stock described above and the acquisition financing described below). This accounting requires that such value be charged to operations (based upon the traded market price, without discount, compared to the conversion amount) in the case of a convertible note or to retained earnings as a dividend in the case of a preferred stock, over a period reflecting the shortest period in which the investor has to exercise and under the most favorable terms to the investor. Because the securities issued are those of a subsidiary, but are convertible into shares of the Company, the Company has recorded the preferred stock of the subsidiary as "minority interests" in the consolidated financial statements. Then, the Company immediately charged approximately $788,000 related to the "in the money" conversion feature for amounts drawn down in the quarter ended September 30, 1997 to Minority interests. Additional charges would occur if and when the third tranche is drawn down in the fourth quarter of 1997.

     (II) ACQUISITION FINANCING - In order to fund the acquisition of Drew
Shoe and provide working capital to the Company, on September 19, 1997, the Company issued subordinated convertible notes (the "Convertible Notes") and Non-Redeemable Class DD Warrants to eight investors in the aggregate amount of $6,000,000. The Convertible Notes are due on September 19, 2002, unless at any time after September 19, 1998, they are converted, at $.80 per share, into 7,500,000 shares of Common Stock of the Company. The Convertible Notes bear an interest rate of 10%, payable semi-annually, but the Company, at its discretion, may pay interest in the form of its convertible notes in which case the annual interest rate becomes 13% with semi-annual compounding. The Convertible Notes require the Company to maintain compliance with certain financial covenants including maintenance of minimum levels of interest coverage and net worth (as defined).

     The Non-Redeemable Class DD Warrants to purchase 2,400,000 shares of common stock are exercisable at $1.75 per share at any time prior to September 19, 2002.

     The market value of the Company's common stock on the Nasdaq SmallCap market on the date of the transaction was approximately $1.50.

     The purchasers of the securities are set forth in the following table:

Name of purchaser                        Amount paid         Common shares issuable   Common shares under
                                                                                           warrants

Impleo, LLC                              $5,000,000               6,250,000               2,000,000
621 Partners                                150,000                 187,500                  60,000
R. Weil & Associates                        155,000                 193,750                  62,000
David M. Kirr                               165,000                 206,250                  66,000
Terry B. Marbach                            165,000                 206,250                  66,000
Gregg T. Summerville                        165,000                 206,250                  66,000
Ralph Weil                                  100,000                 125,000                  40,000
Joseph Schueller                            100,000                 125,000                  40,000
                                            -------                 -------                  ------
                                         $6,000,000               7,500,000               2,400,000
                                           ========                ========                ========


     Kirr Marbach & Company, LLC, a registered investment advisor, is the managing general partner of 621 Partners, Appleton Associates and R. Weil & Associates, and together with Messrs Kirr, Marbach and Summerville may be deemed to constitute a group within the meaning of Regulation 13D-G.

     The private placement of convertible notes and warrants to Impleo, LLC was made with the assistance of an investment banker, Josephberg Grosz and Company, who charged a cash fee of 6% ($300,000) of proceeds plus certain shares of common stock, and warrants to purchase shares of common stock, of the Company. The remaining $1,000,000 of proceeds was not subject to a commission. The Company refers the reader to Note 3, "10%/13% Convertible Notes and Warrants", in the "Notes to Condensed Consolidated Financial Statements", regarding non-cash fees paid.

     As a result of the accounting described in the last paragraph of Item 2(i) above, the Company expects to charge to Interest and Financing costs in the Consolidated Financial Statements approximately $5,925,000 (representing the "in the money" value of the conversion feature measured at the date of issuance) over the one year period preceding the earliest date of conversion. The Company has also, under generally accepted accounting principles, allocated approximately $1,500,000 as the estimated value of the detachable warrants issued in connection with the convertible notes, which amount will be amortized over the five year term of the convertible notes. These charges will be in addition to amortization of deferred financing costs (estimated to approximate over $500,000) over the five year term of the Convertible Notes.



         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                   (A)       EXHIBITS.
                             27             Financial Data Schedule

                   (B)       REPORTS ON FORM 8-K

     (i) On October 1, 1997, the Company filed a report on Form 8-K to report its acquisition of Drew Shoe Corporation on September 22, 1997 as well as related acquisition financing (an aggregate $6,000,000 of 10%/13% Convertible Notes and Warrants to purchase 2,400,000 shares of common stock at $1.75). The Convertible Notes are convertible into an aggregate of 7,500,000 shares of common stock at a price of $0.80 until September 19, 2002. In addition, the Company reported that it had guaranteed a term loan and revolving line of credit between Drew Shoe Corporation and Bank One N.A. The Company also reported that it had completed, on September 8, 1997, the sale of an additional $500,000 of preferred stock of its BCA Services, Inc. subsidiary (which shares are convertible into shares of the Company's common stock) under a private placement which commenced on July 22, 1997. Further, the Company reported that it had placed an additional $200,000 of preferred stock of BCA Services, Inc. on September 18, 1997 on similar terms as the July 22, 1997 private placement offering except that the conversion price is $.93 and the fees charged were less.

     (ii) On October 31, 1997, the Company filed a report on Form 8-K/A in connection with its acquisition of Drew Shoe Corporation and filed with such report the following financial statements: Balance sheets of Drew Shoe Corporation as of June 30, 1997 (unaudited) and December 31, 1996 (audited)

               Statements   of  Income  and  Retained   Earnings  of  Drew  Shoe
               Corporation for the six months ended June 30, 1997 and 1996 (unaudited) and the years ended December 31, 1996 and 1995 (audited)

               Statements of Cash Flows of Drew Shoe Corporation for the six months ended June 30, 1997 and 1996 (unaudited) and for the years ended December 31, 1996 and 1995 (audited)

     Further, the Company filed the following unaudited pro-forma information to reflect the Company's acquisition of Drew Shoe Corporation, the acquisition financing and the September issuances of preferred stock of BCA Services, Inc., in connection with such report as if such transactions had occurred at the beginning of the periods reported as follows:

               Pro-Forma Balance Sheet at August 31, 1997 (unaudited)

               Pro-Forma Statement of Operations for the eight months ended August 31, 1997 (unaudited)

               Pro-Forma Statements of Operations for the year ended December 31, 1996 (unaudited)

     Also in connection with such report, the Company reported:

               Issuance of options to purchase approximately 2,097,000 shares of common stock of the Company issued to employees, directors and consultants (including 1,500,000 for three executive officers of the Company and its HumanCAD division), including options for approximately 1,922,000 shares which are subject to shareholder approval.

               The addition of Mssrs. Charles Schuyler, Mark Plaumann and Stephen Savitsky to its Board of Directors and the resignation of Mr. Cherubini from its Board of Directors.

               The addition of Mr. Kenneth C. Riscica as Vice-President - Finance, Chief Financial Officer, Treasurer and Secretary of the Company.

               The revision of the exercise price of the Class B Warrants and Class E Warrants in accordance with antidilution provisions as indicated therein and elsewhere in this report.

               The issuance of shares,  warrants and options as  compensation in
               connection   with  the  acquisition  of  Drew  Shoe  and  related
               financing as indicated therein.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     BCAM INTERNATIONAL, INC.


Dated: November 14, 1997                By: /s/  Michael Strauss
       -----------------                    --------------------
                                            Michael Strauss
                                            Chairman of the Board of  Directors
                                            Chief Executive Officer


Dated: November 14, 1997               By:  /s/ Kenneth C. Riscica
       -----------------                    ----------------------
                                            Kenneth C. Riscica
                                            Vice President - Finance, Chief
                                            Financial Officer, Treasurer and
                                            Secretary (principal financial and
                                            accounting officer)

                                INDEX OF EXHIBITS

Exhibit No.                Exhibit

 27                         Financial Data Schedule