Form 10KSB
period 1997-12-31
BCAM INTERNATIONAL INC
filed 1998-04-21
CIK 856143

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997      Commission File Number: 0-18109

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

Securities registered under Section              Name of each exchange on which
    12(b) of the Exchange Act:                              registered:
   Common Stock, $.01 par value                        Boston Stock Exchange
                                                          NASDAQ SmallCap

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

      Registrant's revenues for its most recent fiscal year were $3,959,000.

      The aggregate market value of the registrant's common stock held by non-affiliates as of April 9, 1998, was approximately $19,431,000 based on the average closing price of such stock on April 9, 1998, as reported by NASDAQ.

      The number of shares outstanding of the registrant's common stock as of April 9, 1998, was 18,575,044.

DOCUMENTS INCORPORATED BY REFERENCE

      None.

Transitional Small Business Disclosure Format (check one): Yes |_|; No |X|

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BCAM International Inc. (formerly Biomechanics Corporation of America prior to a name change effected June 22, 1995), was organized in 1984 under the laws of the State of New York.

GENERAL

BCAM International, Inc. and subsidiaries (the "Company") has historically been a software technology and consulting company, specializing in providing ergonomic solutions (human factors engineering) to individuals, major corporations and government. On September 22, 1997, the Company acquired Drew Shoe Corporation ("Drew Shoe"), a designer, marketer, manufacturer and distributor of medical footwear. Drew Shoe had annual revenues of approximately $15.1 million in 1997 and $14.6 million in 1996 and has been in business for approximately 125 years. Drew Shoe provides the Company with ongoing revenue, as well as potential new product opportunities through utilization of Company technology (both existing and under development) into Drew Shoe products and a platform for further possible acquisition of medical footwear and related businesses.

The Company's revenues have historically been derived primarily from ergonomic consulting services. In December 1997 the Board of Directors of the Company decided to sell the operations of the ergonomic consulting services business due to the inability of that business to generate operating profits for the Company. In late February 1998, the Board of Directors of the Company decided to seek alternative value for the operations of the HumanCAD Systems division as a result of the unavailability of financing, on acceptable terms to the Company, to further the necessary development activities of that division on a basis which would enhance shareholder value. Since the acquisition of Drew Shoe, the Company's revenues in the near term are expected to be derived principally from the medical footwear business and related industries.

The Company's strategic focus is on building its presence in the medical footwear and related industries and on broadening and strengthening the development and commercialization of the Company's Intelligent Surface Technology ("IST") and its proprietary "microvalve". Because of the significance of Drew Shoe's operations to the ongoing operations of the Company, Drew Shoe is considered a "predecessor" of the Company in the accompanying financial statements.

On September 9, 1997, the Company announced that the 1998 Cadillac STS would offer, as an option, a driver and passenger seat utilizing the Company's IST technology through a license agreement with McCord Winn Textron, Inc., a subsidiary of Textron, Inc.

The Company's principal subsidiaries consist of Drew Shoe Corporation (medical footwear), BCAM Technologies, Inc. (principally IST and related technologies), BCA Services, Inc. (principally human ergonomics consulting which has been sold), HumanCAD Systems, Inc. (principally software development and marketing which operations have been reduced substantially while the Company seeks a strategic alternative for that business).

The Company is a now a medical footwear and technology company with a focus on:
(i) building its presence in medical footwear and related industries through internal growth and planned acquisitions, (ii) accelerating the development and commercialization of the Company's Intelligent Surface Technology ("IST") and
(iii) developing new technologies including its proprietary "microvalve." The Company has collaborative research and development relationships with the State University of New York at Stony Brook and with MCNC which provide valuable resources in strengthening the Company's technologies.

The Company anticipates that its business plan will be enhanced, subject to the availability of capital, by the acquisition of additional operating businesses in the medical footwear and related businesses and by the further development, subject to availability of capital, and commercialization of IST and "microvalve". The Company hopes, over time, to incorporate its IST and "microvalve" technology into intelligent medical footwear and other products.

Each of the Company's present and other businesses is described below.

(I) DREW SHOE CORPORATION

Drew Shoe is a designer, manufacturer, marketer and distributor of medical footwear headquartered in Lancaster, Ohio. Drew has a 60,000 square foot manufacturing and a 40,000 square foot distribution, executive office and manufacturing facility in Lancaster, Ohio. Additionally, Drew operates approximately 15 Retail medical footwear stores in various areas of the United States. Drew Shoe had annual revenues of approximately $15.1 million in 1997 and $14.6 million in 1996. Drew relies on its own retail stores for distribution (approximately 25%), sales to approximately 2,000 specialty retail stores, diabetic, prosthetic and pedorthic facilities and sales to the Veterans Administration (approximately 11%). Revenues from the wholesale division were approximately 75% in each of 1997 and 1996. Drew has been in business for over 125 years and was primarily a comfort shoe manufacturer and distributor until 1992, when it shifted its focus to medical footwear. Medical footwear had been a small portion of the Company's business prior to 1992. Approximately 60% or more of Drew Shoe's sales are of women's shoes. The Company intends to continue to operate Drew Shoe as a manufacturer of medical footwear.

The Company believes that the industry in which Drew Shoe operates is highly fragmented, has several relatively small competitors and represents an opportunity for consolidation within the industry. Further, the Company believes that related industries such as custom orthotics and other comfort products may be a good synergistic fit for the Company and that such companies may also represent an opportunity for consolidation. In addition to the opportunities which may exist in the consolidation of medical footwear, orthotic and related industries, the Company believes that it brings important "comfort" technology which may have application in medical footwear and related products. As such, Drew Shoe provides the Company with ongoing revenue, as well as potential opportunities through (i) a platform for possible further acquisitions of medical footwear and related businesses (ii) profit and systems improvement opportunities and (iii) the possible utilization of Company technology (both existing and under development) in medical footwear, orthotic and other products.

Since the acquisition of Drew Shoe, the Company's revenues in the near term are expected to be largely affected by the medical footwear business however, the operations of Drew Shoe alone are not sufficient to turn the Company profitable in the immediate future.

The Company has financed the acquisition of Drew Shoe with convertible notes that will add significant cash and non-cash charges for interest and financing. (See Recent sales of unregistered securities and Note 6 to Consolidated Financial Statements for a discussion of the acquisition financing as well as the April 1998 restructure which secures the financing with Company assets and accelerates the maturity date of the obligation to April 1999.)

(II) INTELLIGENT SURFACE TECHNOLOGY ("IST")

Since 1991, the Company has developed technologies which resulted in eight issued patents, as well as various notice of allowance and additional patent filings related to its IST. IST empowers surfaces to automatically measure any part of the body touching that surface and then, in real time, adjust that surface to conform to that user's body to provide the ultimate in comfort and fit. Such a surface is considered an intelligent surface because it is able to learn about the user and recognize patterns of the user's activities through its proprietary software. The Company has identified applications for this technology in the primary areas of seating, footwear and bedding. In addition, the technology can be used for handtools, exercise equipment, helmets, etc. The Company's strategy has been to license such technology to companies that can develop products that can exploit this technology.

Current Licensees

Textron. The Company and McCord Winn Textron Inc., a subsidiary of Textron
Inc. ("Textron") signed a Development and License Agreement in March 1993, amended in October 1993 and August 1996, whereby the Company granted an exclusive worldwide license to Textron to use the IST patents and know-how in the manufacture, use and sale of seats, and seating components for the transportation industry, wheelchairs, office furniture applications and hospital beds.

In September 1997, Textron began selling an automobile seat to the Cadillac Division of General Motors for inclusion, as optional equipment, in the driver and front passenger seat for the 1998 Cadillac Seville STS model. Textron is obligated to pay the Company a royalty, after deduction of an agreed upon credit ($150,000) over four or more years, for the use of the Company's technology in the sale of the systems. There were no revenues in the 1997 financial statements from the sales of Textron. The Company anticipates, based upon the information on sales activity and other information provided by Textron, that it will record license revenues in the second half of 1998.

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

Reebok. In January 1994, the Company and Reebok International Ltd. ("Reebok") signed a world-wide exclusive licensing and development agreement for the use of IST for certain footwear. In addition, Reebok has a right of first refusal to obtain exclusive licenses to use IST on athletic, sport and fitness equipment fields of use. The fields of medical equipment and orthopedic devices are specifically excluded from the Reebok license.

No revenue has been realized from this license. The Company and Reebok are continuing discussions.

Sealy. In August 1996, the Company signed an agreement with Sealy, Inc. in which Sealy, Inc. has the option to license IST for its adjustable bed and a right of first refusal as applied to all bedding products (excluding medical bedding applications). No revenue has been received in 1997 from this license.

The Company is in various stages of discussions with other companies about the possible license of IST for use in consumer seating and other products.

(III) PROPRIETARY SOFTWARE DEVELOPMENT

Since 1989, the Company has developed, marketed, maintained, and continuously upgraded its Mannequin Pro(TM) software product. This proprietary software product was further developed and marketed by the Company's HumanCAD(R) division during 1997. In December 1997, the Company received a commitment for certain financing of the planned development and marketing activities of HumanCAD in 1998. The Company took an additional facility in Waterloo, Canada and hired additional sales and marketing and development personnel subsequent to that time. In late February 1998, the Company was advised by the funding source that it would no longer be interested in going forward with the planned financing. The Company then determined to seek alternative value for its investment in these software products and significantly reduced its development and marketing efforts. The operations of the Human CAD division are considered a discontinued operation in the accompanying financial statements with a measurement date of February 1998. As such, additional charges to operations will be made in 1998. The related products of the Human CAD division are as follows:

Mannequin Pro(TM)

MannequinPro(TM) is a human modeling program that enables the user to render 3-dimensional scalable humod figures on a personal computer (PC). These figures can be articulated into any position and then can be viewed from any angle, distance or perspective. The result of that view can be printed, plotted or exported to other graphics software for further enhancement of the image. The figures can walk, bend, reach and grasp objects. A user can test the functionality of the design of almost anything used by humans. The Company has recently upgraded a Windows(R) version that processes in all Windows(R) platforms. The software is compatible with CAD and other graphic programs, and has motion capture capabilities useful for graphical illustrations and motion analysis. The Company believes that several universities, design organizations and government agencies, including NASA, are current users of the earlier version of MannequinPro(TM). Human CAD has also developed a low cost version of MannequinPro called Mannequin OnSite.

(IV) ERGONOMIC CONSULTING SERVICES

Until February 9, 1998, the Company had provided ergonomic consulting services in two areas: (i) Traditional Ergonomic Consulting Services, in Ergonomic Product Assessment and Redesign, and Ergonomic Workplace Assessment and (ii) Software Based Consulting Services, tailored to the implementation and use of the HumanCAD(R) line of ergonomic software products. Prior to the acquisition of Drew Shoe, Ergonomic Consulting Services represented the majority of revenues (over 75%) in 1997 and 1996. On February 9, 1998, this business was sold to a third party in exchange for 7.5% of revenues under contracts in process assumed by the third party plus certain defined future revenues.

In Ergonomic Product Assessment and Redesign services, the Company performed comprehensive subjective and objective ergonomic testing on products that quantifies the product's relationship in terms of comfort, fit, useability and user performance to humans. This knowledge was used by product developers, manufacturers and industrial design firms to improve existing products and/or to develop new ones.

In Ergonomic Workplace Assessment services, the Company provided industrial companies, government, and insurance companies with advice on how to reduce musculoskeletal injuries, through its proprietary EARLY(R) (Ergonomic Assessment of Risk and Liability) services and other consulting services. Other benefits are the potential for improved productivity, enhanced product and service quality.

SALES AND MARKETING

Drew Shoe

Wholesale

Drew Shoe markets its products through eleven independent sales representatives and through the efforts of four employees who are part of a customer service telemarketing team. The sales representatives call on retail customers periodically during the year and solicit new orders based upon new product samples and seasonal catalogues, which reflect the Company's complete product line. The customer service telemarketing team calls or receives calls from customers who want to place fill-in orders. The Company's products are advertised locally by Drew customers. Drew participates in these costs based upon a preset formula. All orders are subject to credit approval and are shipped from Lancaster, Ohio.

Retail

Drew Shoe retail stores service the medical footware needs of the communities in which they are located. Each store communicates its marketing message via newspaper advertising, direct mail and by calling on appropriate doctors in the community. Each store has a qualified staff in-house to assist the customer in meeting their specific footware needs.

Marketing Strategy for Licensing IST

In order for the Company to obtain new licensees, the Company's marketing strategy has focused on identifying organizations that:

      -- Are large,
      -- Are financially strong,
      -- Have marketing presence, and
      -- Have the financial resources to commercialize the technology

The Company will license the IST technology to organizations that meet the above criteria and will assist those organizations in commercializing the technology.

Research and Development

The Company's research and development is focused on enhancing and commercializing the Company's core technologies. The Company attempts to minimize spending on research. Therefore, the Company typically will try to acquire the rights to use an existing technology, if available, rather than spend money and effort to invent a new technology. The Company will, however, fund research for technology, when the needed technology is not available. For example, in the case of certain components (i.e., a self-generating power supply and an intelligent switch) which are necessary to employ IST for handtools and footwear applications, the Company is seeking to acquire the rights to technology to manufacture such components instead of trying to invent those technologies. However, in the case of other control components (i.e., the microvalve that will control the "air pressure"), the Company is devoting resources to develop that technology, in order to be in a better position to exploit the commercial opportunities of IST in a miniaturized environment. The Company has a collaborative arrangement with MCNC to develop a microelectric mechanical device "microvalve" using MEMS (micro electric mechanical systems) technology. In the area of development, the Company is focusing on software and application engineering for IST to support products of its licensees. Further software developments include principally IST.

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

Competition

Drew Shoe

The Company competes in a highly fragmented medical and comfort niche market segment of the footware market. Competition includes P.W. Minor, whose products are very similar to those offered by Drew Shoe. Various other companies compete with Drew on the fringe of the medical footware market, including SAS, a large manufacturer and retailer of comfort oriented footware for women and men.

Management of the Company believes that its unique IST technology and know-how may give it a competitive advantage. Although there may be similar systems to the Company's IST, the Company believes that its patents and know-how protect its technology from competition.

Suppliers

The Company's traditional business involved providing services, and the materials it used in its business may be obtained from numerous suppliers. Drew Shoe depends on various raw materials and components to manufacture its shoes, many of which are dependent on one supplier. Drew Shoe does not have binding long-term supply contracts with these suppliers. Approximately 15% of Drew Shoe's supplies, primarily leather, are provided by Italian companies. The Company believes that its relationships with its vendors are satisfactory.

Government Regulation

The Company's present and proposed activities are not generally subject to government regulation in the United States or other countries. The costs and effects of complying with environmental laws by the Company are not material.

Proprietary Information

The patent process is a significant protection for the Company's intellectual property. The Company has obtained eight patents and has filed nine additional United States patent applications relating to its IST. One of the patents filed is also very significant since it is for a critical component needed to miniaturize the application of the IST. Such miniaturization will allow the Company to a) accelerate the commercialization of many applications, b) enter the very large and expanding medical footwear market with applications for diabetics, arthritics and the aging population, and c) provide applications to other industries, such as the hand tool industry. The Company also has five U.S. patents in fields other than IST.

Major Customers

Drew Shoe

During 1996 and 1997 the Veteran's Administration was Drew's largest customer accounting for approximately 11% of revenue each year. No other customer accounted for more than 5% of Drew's revenues in either year.

IST - The major customer for IST as the Company enters 1998 is Textron. See above.

The "Year 2000" issue

At Drew Shoe, there are information systems used for general accounting, wholesale operations, retail operations and factory management. In October 1997, Drew Shoe, with the assistance of consultants, began a comprehensive review of its information systems, most of which are in need of upgrade in order to keep pace with the growth strategies of the Company. In December 1997, Drew Shoe hired a full time Director of Information Systems to lead the Company's efforts in this area. In connection with such efforts, Drew Shoe made capital expenditure commitments of approximately $50,000 to upgrade certain hardware and expects to make certain additional commitments for hardware, peripheral equipment, software and software upgrades in connection with its comprehensive review of its information systems. These efforts are expected to result in substantial change to the information systems of Drew Shoe over the coming eighteen months. In each effort, the "Year 2000" problem is being addressed as a priority item. Management expects to complete the changes necessary to be "Year 2000 Compliant" prior to the year 2000. Since the scope of proposed changes to the information systems at Drew Shoe is still under review, management is not able to estimate the cost, at this time, of changes to the systems. However, management does not believe that the cost to be "Year 2000 Compliant" is a material additional cost to the changes which it would plan to make to its systems to accommodate planned growth strategies.

At the Company's corporate office, information systems are principally utilized for general accounting. Such system is not "Year 2000" compliant and the Company expects to upgrade such system during 1998 in order to be compliant. The Company does not believe that the cost of compliance with "Year 2000" will be material at its headquarters.

Employees

As of December 31, 1997, the Company had approximately 275 employees, including approximately 255 persons employed by Drew Shoe, 5 employees devoted to Ergonomic Consulting and technology, 8 employees devoted to HumanCAD, 4 corporate administrative employees and 3 executive officers. Approximately 10 of those employed at December 31, 1997 have been terminated or notified of termination in connection with the sale of the Ergonomic Consulting Division and the substantial reduction in activity of the HumanCAD division. Of the 255 employees at Drew Shoe, approximately 18 are employed part time and approximately 155 are covered by a collective bargaining agreement that expires in May 1998. In addition, the Company has established a collaborative research and development relationship with the State University of New York at Stony Brook, with plans to establish additional relationships with other universities, government laboratories, and other sub-contractors.

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

ITEM 2. DESCRIPTION OF PROPERTY

Since 1990, the Company has leased office space at 1800 Walt Whitman Road, Melville, New York. The Company's lease expires on March 31, 2000. The current annualized lease rate for this space is approximately $150,000, which is subject to annual increases. The facility, which contains approximately 8,400 square feet, includes biomechanics research laboratories and an ergonomic library as well as offices. The laboratories were used both for testing and for the redesign of products and are largely unused as a result of the discontinuance of the Ergonomic Consulting Services Division. The Company is in discussions with its landlord and a prospective sub tenant about subletting this facility in the first half of 1998 and moving into smaller quarters. The Company's HumanCAD division has two development facilities, one in Toronto, Canada and one in Waterloo, Canada. Such facilities contain an aggregate of approximately 3,000 square feet and were utilized for development and executive offices. The Company expects to sublet such facilities, if possible. Drew Shoe owns a 40,000 square foot facility at 252 Quarry Road, Lancaster, Ohio. This facility serves as Drew Shoe's executive office as well as warehouse and certain manufacturing facilities. Drew Shoe also owns a 60,000 square foot manufacturing facility on Forest Rose Avenue in Lancaster, Ohio that houses its principal manufacturing operations. Drew Shoe leases retail space to house its 15 retail outlets. Such facilities call for aggregate annual rentals of approximately $286,000 per year.

ITEM 3. LEGAL PROCEEDINGS

In January 1998, Ulin & Holland Incorporated ("U & H") filed suit against the Company's Drew Shoe subsidiary in United States District Court for the District of Massachusetts. The suit alleges that U & H was retained in 1992 by Drew Shoe pursuant to which U & H alleges that it is due a fee of not less than $297,000 in connection with the Company's acquisition of Drew Shoe. Drew Shoe disputes this claim and the Company intends to vigorously defend this action.

There are no other material legal proceedings pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its 1997 Annual meeting of shareholders held on February 19, 1998, the following matters were brought for a vote of the shareholders:

                                                             Votes
                  Proposal                      Votes for   against    Abstain
                  --------                      ---------   -------    -------
------------------------------------------------------------------------------

1. Adoption of a staggered Board of Directors  10,076,491    386,336    56,560

2. Election of Directors
        - Michael Strauss                      16,743,045              282,455
        - Robert B. Wong                       16,738,045              287,455
        - Norman B. Wright                     16,680,460              345,040
        - Charles G. Schuyler                  16,722,560              302,940
        - Joel L. Gold                         16,696,345              329,155
        - Glenn F. Santmire                    16,746,455              279,055
        - Mark L. Plaumann                     16,745,745              279,755
        - Stephen Savitsky                     16,744,945              280,555

3. Approval of an increase in the number of
   shares available for grant under the 1995
   stock option plan                           16,162,581    736,869   126,050

4. Approval of a change to the Corporation's
   ByLaws to permit the issuance of up to
   2,000,000 shares of Preferred Stock          9,916,047  1,338,736   208,045

5. Approval of a change to the
   Corporation's ByLaws to increase the
   Authorized Common Shares from
   40,000,000 to 65,000,000                     8,003,173  1,173,326   330,200

6. Ratification of the appointment
   of Ernst & Young L.L.P. as the
   Corporation's auditors for 1997             16,827,030     28,740   169,730

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Common Stock of the Company is quoted primarily on the NASDAQ Small Cap Market under the symbol BCAM. It is also traded on the Boston Stock Exchange under the symbol BAM.

The following table sets forth the high and low closing bid quotations for the Common Stock as reported by NASDAQ and the Boston Stock Exchange for each calendar quarter during 1997 and 1996. The NASDAQ Small Cap market quotations reflect inter-dealer prices without retail markup, markdown or commission and do not necessarily represent actual transactions.

                                     NASDAQ
                                     ------

         1997                       High Bid                         Low Bid
         ----                       --------                         -------

         First Quarter              1 3/8                             27/32
         Second Quarter             1 1/8                             11/16
         Third Quarter              1 7/8                             23/32
         Fourth Quarter             1 31/32                             1

         1996                       High Bid                         Low Bid
         ----                       --------                         -------

         First Quarter              1 1/4                             29/32
         Second Quarter             1 5/16                            29/32
         Third Quarter              1 23/32                           15/16
         Fourth Quarter             1 7/16                            13/16

                              Boston Stock Exchange
                              ---------------------

                                      High                             Low
                                      ----                             ---
         1997                     Sales Price                      Sales Price
         ----                     -----------                      -----------

         First Quarter              1 1/4                             27/32
         Second Quarter             1 3/32                             3/4
         Third Quarter              1 3/32                            23/32
         Fourth Quarter             1 5/8                            1 5/8

                                      High                             Low
                                      ----                             ---
         1996                     Sales Price                      Sales Price
         ----                     -----------                      -----------

         First Quarter              No Activity                   No Activity
         Second Quarter             1 1/4                            1 1/16
         Third Quarter              1 19/32                            1
         Fourth Quarter             1 7/16                            7/8

Holders

There were approximately 327 record holders of the Company's Common Stock as of April 10, 1998.

Dividends

The Company has paid no cash dividends on its Common Stock since its inception and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

      (i) Sale of common stock and warrants ($1,075,000) - Between January 15 and March 28, 1997, in consideration for $1,075,000, the Company sold to accredited investors an aggregate of 1,075,000 shares of Common

Stock at $1.00 per share, and 1,075,000 Non-Redeemable Class AA Warrants to purchase an additional 1,075,000 shares of Common Stock at an exercise price of $.65 per share exercisable through March 31, 2002.

            The purchasers of the securities are set forth in the following table:

                                         Common shares          Common shares
Name of purchaser     Amount paid           issuable           under warrants
-----------------     -----------           --------           --------------
621 Partners          $  260,000            260,000                260,000
Appleton Associates      120,000            120,000                120,000
R. Weil & Associates     320,000            320,000                320,000
Karen Weil               100,000            100,000                100,000
David Latter              25,000             25,000                 25,000
Howard Weingrow           50,000             50,000                 50,000
Peter Orr                 50,000             50,000                 50,000
Joseph Offenberger        25,000             25,000                 25,000
David Schultz             25,000             25,000                 25,000
Howard Seiberman          50,000             50,000                 50,000
Joe Schueller             50,000             50,000                 50,000
                      ----------          ---------              ---------
                      $1,075,000          1,075,000              1,075,000
                      ----------          ---------              ---------

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

      (ii) Convertible Preferred stock of BCA Services, Inc. ("BCA"), a subsidiary of the Registrant ($1,200,000) - On July 22, 1997 BCA Services, Inc. ("BCA"), previously a wholly-owned subsidiary of the "Company", commenced an Offering (the "Offering") to sell up to 150 shares of BCA's Convertible Preferred Stock (the "Preferred Stock") for a total consideration of $1.5 million in a private offering to accredited investors.

The Preferred Stock was convertible into shares of the Company's Common Stock ("Common Stock") at a price equal to 70% of the average closing bid price of the Common Stock over a three day trading period ending on the day preceding the conversion date (the "Variable Conversion Price"). The Conversion Price could not be greater than 100% of the Variable Conversion Price on the first closing date (the "Fixed Conversion Price"). The Fixed Conversion price was $0.6563. In July and September 1997, the Company sold 100 shares ($1,000,000) of Convertible Preferred stock to Austost Anstalt Schaan ($500,000) and UFH Endowment LTD. ($500,000). Between November 1997 and March 1998, all of the Convertible Preferred stock issued was converted into common stock of the Company.

In addition, purchasers of the Convertible Preferred stock received Non-Redeemable Class BB Warrants to purchase 50,000 shares of Common Stock, exercisable at $0.7219. The warrants have a term of five years and the Common Stock underlying the warrants contains registration rights.

On September 18, 1997, BCA closed a separate offering of its Preferred Stock plus warrants for $200,000 on similar terms and conditions as the Offering (excluding the existing fixed conversion feature and certain fees). As a result of this offering, 20 shares of Preferred Stock (convertible into the Company's common stock at a maximum price of $0.9331 per share) were issued, along with Non-Redeemable Class CC Warrants to purchase up to 10,000 shares of Common Stock (at $1.0264 per share). The purchasers of the securities were Arcadia Mutual Fund, which purchased 15 shares of Preferred Stock and warrants to purchase 7,500 shares of the Company's common stock, and David Morgenstern, who purchased 5 shares of Preferred Stock and warrants to purchase 2,500 shares of the Company's common stock. All of the Convertible Preferred stock issued in this offering was converted to common stock of the Company at an average price of approximately $0.79 per share prior to December 31, 1997. . The Registrant claims exemption from registration of this placement by virtue of Section 4(2) of the Securities Act of 1933.

The two private placements of BCA preferred stock were made with the assistance of a placement agent, Corporate

Capital Management, who charged a commission of 8% in fees and 2% in expenses plus warrants to purchase up to 50,000 shares of common stock of the Registrant at approximately $0.66 per share, for five years for the first offering and 6% in fees and no warrants for the second offering.

In response to positions recently taken by the Securities and Exchange Commission, Emerging Issues Task Force Statement D-60 has been issued which requires accounting for securities issued which are convertible into common stock at a value which is "beneficial" at the date of issuance (such as the preferred stock described above and the 10%/13% Convertible Notes and Warrants described below). This accounting results in significant charges to operations in connection with these financings as further described in Notes 6 and 7 to the Consolidated Financial Statements.

      (iii) 10%/13% Convertible Notes and Warrants ($6,000,000) - In order to fund the acquisition of Drew Shoe and provide working capital to the Company, On September 19, 1997, the Company issued subordinated convertible notes to eight investors in the aggregate amount of $6,000,000 (the "Convertible Notes"). The Convertible Notes are due as amended in April 1998 (see "Debt restructuring" below) on April 16, 1999, unless at any time after September 19, 1998, they are converted, at $.80 per share, into 7,500,000 shares of Common Stock of the Company. The conversion feature is subject to antidilution in certain circumstances including the issuance of Common Stock and warrants in 1998 discussed below. The Convertible Notes bear an interest rate of 10%, payable semi-annually, but the Company, at its discretion, may pay interest in the form of its convertible notes in which case the annual interest rate becomes 13% with semi-annual compounding. The Convertible Notes require the Company to maintain compliance with certain financial covenants including maintenance of minimum levels of interest coverage and net worth (as defined).

In addition, the Company issued to the noteholders Non-Redeemable Class DD Warrants to purchase as amended in April 1998, 2,400,000 shares of common stock, exercisable at $1.75 per share at any time prior to September 19, 2002.

The market value of the Company's common stock on the Nasdaq SmallCap market on the date of the transaction was approximately $1.50.

      The purchasers of the securities are set forth in the following table:

                                                   Common shares  Common shares
Name of purchaser                     Amount paid     issuable    under warrants
-----------------                     -----------     --------    --------------

Impleo, LLC                           $5,000,000     6,250,000       2,000,000
621 Partners                             150,000       187,500          60,000
R. Weil & Associates                     155,000       193,750          62,000
David M. Kirr                            165,000       206,250          66,000
Terry B. Marbach                         165,000       206,250          66,000
Gregg T. Summerville                     165,000       206,250          66,000
Ralph Weil                               100,000       125,000          40,000
Joseph Schueller                         100,000       125,000          40,000
                                      ----------     ---------       ---------
                                      $6,000,000     7,500,000       2,400,000
                                      ==========     =========       =========

Kirr Marbach & Company, LLC, a registered investment advisor, is the managing general partner of 621 Partners, Appleton Associates and R. Weil & Associates, and together with Messrs Kirr, Marbach and Summerville may be deemed to constitute a group within the meaning of Regulation 13D-G.

The private placement of convertible notes and warrants to Impleo, LLC was made with the assistance of an investment banker, Josephberg Grosz and Company, who charged a cash fee of 6% ($300,000) of proceeds plus 187,500 shares of common stock, and warrants to purchase 500,000 shares of common stock, at $0.80 per share, of the Registrant. The remaining $1,000,000 of proceeds was not subject to a commission.

The Registrant claims exemption from registration of this placement by virtue of
Section 4(2) of the Securities Act of 1933.

In response to positions recently taken by the Securities and Exchange Commission, Emerging Issues Task Force Statement D-60 has been issued which requires accounting for securities issued which are convertible into common stock at a value which is "beneficial" at the date of issuance (such as the preferred stock and the 10%/13% Convertible Notes and

Warrants described above). This accounting results in significant charges to operations in connection with these financings as further described in Notes 6 and 7 to Consolidated Financial Statements. The Company also has, under generally accepted accounting principles, recorded approximately $1,872,000 as the estimated value of the detachable warrants issued in connection with the convertible notes. Reference is made to Note 6 of the Consolidated Financial Statements of the Company.

Debt Restructuring - Effective April 14, 1998 the Company and the holders of the 10%/13% Convertible Notes and related warrants entered into a First Amendment (and related Stock Pledge Agreement and Security Agreement) of the September 1997 Note Purchase Agreement in order to restructure the obligation. The key elements of the restructuring are as follows: (1) waiving of the Company's violations of the financial covenants at December 31, 1997 (as well as certain other breaches of the agreement), (2) eliminating the financial covenants through April 16, 1999, (3) securing the obligation with a pledge of all of the assets of the Company (excluding the assets of Drew Shoe which are already pledged to a bank), including the stock of the Company's subsidiaries, (4) accelerating the maturity date for the obligation from September 19, 2002 to April 16, 1999, (5) cancellation of Class DD warrants to purchase 400,000 shares of common stock of the Company, (6) issuance to the holders a total of 10% of the common shares of the Company's subsidiaries Drew Shoe Corporation and BCAM Technologies, Inc. The Company expects to take a significant charge to operations in 1998 in connection with the finalization of the restructuring of the debt.

      (iv) Sale of Common Stock and Warrants (April 1998)

Beginning on April 14, 1998, the Company commenced a private offering of its common stock and warrants. The offering contemplates aggregate proceeds of $2,000,000 for the purchase of 1,980,198 shares of common stock of the Company and warrants to purchase 250,000 shares of common stock at $2.05 for three years by seven accredited investors. On April 15, 1998 the Company issued 1,881,188 shares of common stock, together with warrants to purchase 237,500 common shares at $2.05 per share for three years, to private investors in exchange for $1,900,000, less $475,000 held in escrow pending the Company's filing of a registration statement covering the shares and shares underlying the warrants prior to June 13, 1998. The Company has agreed to register such shares and has agreed to penalties of 3% per month should the registration statement not be declared effective within 130 days.

The number of shares issuable to these investors will be "repriced" pursuant to a schedule initially in four $300,000 increments and then in four $200,000 increments on eight occasions commencing with the effectiveness of a registration statement covering the shares and again 60 days later and then in 30 day intervals. On such dates, the investor would receive the additional number of shares, if any, that result from the difference between the number of shares actually issued and the number of shares which would have been issued using a 23% discount to the market price, as defined, at that time. The operation of this provision could result in significantly greater number of shares being issued. The investors have agreed not to sell any shares before at least 120 days after the closing. The Company is exposed to significant penalties for failure to have a registration statement declared effective covering such shares within 130 days, has agreed not to issue certain financings and has agreed to pay a placement agent a 6.5% fee in connection with the transaction.

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

The Company has historically been a software technology and consulting company, specializing in providing ergonomic solutions (human factors engineering) to individuals, major corporations and government. On September 22, 1997, the Company acquired Drew Shoe Corporation ("Drew Shoe"), a designer, marketer, manufacturer and distributor of medical footwear. Drew Shoe had annual revenues of approximately $15.1 million in 1997 and $14.6 million in 1996 and has been in business for approximately 125 years. Drew Shoe provides the Company with ongoing revenue, as well as potential new product opportunities through utilization of Company technology (both existing and under development) into Drew Shoe products and a platform for further possible acquisition of medical footwear and related business.

The Company's revenues have historically been derived primarily from ergonomic consulting services. In December 1997 the Board of Directors of the Company decided to sell the operations of the ergonomic consulting services business as discussed in Note 8 to Consolidated Financial Statements. In late February 1998, the Board of Directors of the Company decided to seek alternative value for the operations of the HumanCAD software division as discussed in Note 8 to Consolidated Financial Statements.

Since the acquisition of Drew Shoe, the Company's revenues in the near term are expected to be derived principally from the medical footwear business. The Company is now a medical footwear and technology company with a focus on: (i) building its presence in medical footwear and related industries through internal growth and planned acquisitions, (ii) advancing the development and commercialization of the Company's Intelligent Surface Technology ("IST") and
(iii) developing new technologies including its proprietary "microvalve." The Company has collaborative research and development relationships with the State University of New York at Stony Brook and with MCNC which provide valuable resources in strengthening the Company's technologies. Because of the significance of Drew Shoe's operations to the ongoing operations of the Company, Drew Shoe is considered a "predecessor" of the Company in the accompanying financial statements.

See Liquidity and Capital Resources and Note 6 to Consolidated Financial Statements regarding the restructure of certain long-term debt.

Results of Operations

Results of operations for 1997 are significantly impacted by restructuring developments including: (1) the acquisition of Drew Shoe (2) the discontinuation of the Ergonomic Consulting Services and HumanCAD software divisions and (3) charges and costs related to the financing to acquire Drew Shoe and other financing during the year.

Drew Shoe acquisition - Effective September 22, 1997, the Company acquired all of the outstanding Common Stock of Drew Shoe for approximately $4.7 million plus the assumption of liabilities. Drew Shoe is a designer, manufacturer, marketer and distributor (both wholesale and retail) of medical footwear. The Company has accounted for its acquisition of Drew Shoe under the purchase method of accounting. As such, the results of operations of Drew Shoe are consolidated with the Company's 1997 operations for approximately three months and eight days beginning on September 22, 1997. Drew Shoe had operating income (before subsidiary interest and finance costs, net of interest income, of approximately $106,000) of approximately $112,000. Further, the Company expects to take steps to build the revenue base and profitability of Drew Shoe. The Company expects that its revenues in the near term will be principally from Drew Shoe. Drew Shoe had revenues of over $14.6 million in calendar 1996

Discontinued operations - As discussed in greater detail in Note 8 to the Consolidated Financial Statements, the Company has recorded the operations of the Ergonomic Consulting Services Division ("ECSD") and HumanCAD Systems Division ("HCAD") as discontinued operations. The two divisions represented combined revenues and operating losses of approximately $602,000 and $1,356,000, respectively, in 1997. These divisions were discontinued because ECSD did not generate operating profits for the Company and HCAD required capital which the Company could not obtain on favorable terms. Because the measurement date for the HumanCAD discontinuance is in late February 1998, there will be additional losses recorded from this activity until its discontinuance in the first quarter of 1998.

Charges and costs related to financings (including minority interest charge) - Interest and financing costs for the year ended December 31, 1997 consisted principally of: (i) non-cash amortization of Unamortized charge for beneficial debt conversion of approximately $1,635,000 as a result of the application of EITF Statement D-60, (ii) costs of financings which the Company chose not to complete of approximately $130,000, (iii) amortization of debt discount of approximately $95,000, (iv) amortization of Deferred finance costs of approximately $75,000 and (v) accrual for interest and all other of approximately $313,000. See Note 6 to financial statements regarding the significant non-cash charge which results from the accounting under EITF Statement D-60.

In addition to the interest and financing costs discussed above, the Company recorded a non-cash charge of approximately $788,000 to minority interests during 1997. This charge reflects the accounting for the beneficial conversion feature of subsidiary preferred stock issued during 1997. Such accounting, in accordance with EITF Statement D-60 is described in Note 3 and 7 to the consolidated financial statements.

Ongoing selling, general and administrative costs - Ongoing selling, general and administrative costs before considering such costs at the acquired company (Drew
Shoe) totaled approximately $1,501,000 in 1997 compared to approximately $1,408,000 in 1996. The increase consists principally of approximately $150,000 related to increases in executive compensation and bonuses over the prior year, offset by various decreases.

Research and development costs - In 1997, research and development costs consist principally of costs associated with the Company's development of a "microvalve" in collaboration with a third party, MCNC.

License revenues - License revenues consist principally of revenues received from IST products and have not been significant to date. One Company's licensee, Textron, has launched a new product, in September 1997, utilizing IST in an automobile seat. It is expected that such product would generate license revenues for the Company in approximately the fourth quarter of 1998.

Liquidity and Capital Resources

      The September 22, 1997 purchase of Drew Shoe results in a significant change to the financial position, working capital, capital resources and liquidity of the Company. This results from: (i) the issuance of $6,000,000 of 10%/13% Convertible Notes, due 1999, and Warrants, (ii) the secured credit facility with a bank and (iii) the purchase of significant operating assets in Drew Shoe (principally inventory, receivables, facilities and equipment), net of expenses and liabilities associated with the transactions. The Company's financial position, working capital and liquidity was also affected by the July and September issuance of an aggregate of $1,200,000 of convertible preferred stock of a subsidiary, all of which has been converted into common stock of the Company at March 31, 1998 (see Note 7 to consolidated financial statements) and the January through March 1997 private placement of common stock and warrants for an aggregate consideration of $1,075,000. The changes in Company's financial position include the following:

                                 December 31, 1997        December 31, 1996
                                 -----------------        -----------------

Cash                               $ 1,594,000               $  526,000

Working capital                    $ 6,716,000               $  438,000

Long-term debt (see below)         $ 7,972,000               $        0

Total Assets                       $14,177,000               $1,304,000

Shareholders equity                $ 2,094,000               $1,015,000

See Notes 5, 6 and 7 to Consolidated Financial Statements for a description of the acquisition and the terms of the 10%/13% Convertible Notes, secured credit facility, convertible preferred stock and short term note payable. The structure of the secured credit facility with a bank is such that Drew Shoe cannot transfer cash to the Company other than in the ordinary course of business.

Subsequent to December 31, 1997 a planned financing directed toward the development and marketing efforts of the HumanCAD division was terminated by the potential funding source. The losses of that division in the first quarter of 1998 are expected to be material to operations and the Company's liquidity.

The Company requires additional capital in order to fund its operations during 1998. During April 1998, the Company commenced a private placement to raise an aggregate $2,000,000 through the issuance of common stock and warrants (See -- Recent issuance of unregistered securities). The Company received approximately $1,425,000 of gross proceeds from this planned financing by April 16, 1998. This financing would permit the Company to continue to pursue its business strategy for approximately 12 months. Thereafter, the Company may require additional capital to pursue its business plan (also see next paragraph). Further, the capital raised in this financing would most likely not be sufficient to fund any significant acquisitions and is not planned to be used for that purpose. The Company expects that it will be required to raise additional capital in order to fund its acquisition strategy and to develop and exploit its "microvalve". On April 14, 1998, the Company and the holders of the 10%/13% Convertible Notes agreed to restructure the 10%/13% Convertible Notes (See -- Recent sales of unregistered securities and Note 6 to financial statements). As part of the restructuring, the Company agreed to accelerate repayment of the obligation from September 19, 2002 to April 16, 1999 and to secure the obligation with all of the assets of the Company. As a result, the Company has a significant capital requirement to repay this obligation ($6,000,000) in approximately one year or face default and possible foreclosure on the security. It is the Company's intention to refinance or otherwise restructure this obligation.

Factors That May Affect Future Results

The Company's future operating results are dependent on the Company's ability to: (i) obtain sufficient capital to fund its development, growth and acquisition plans, (ii) generate profitable growth at Drew Shoe, (iii) generate sufficient profits from operations to fund its debt service, (iv) identify and successfully close potential acquisitions on terms that are favorable to the Company (vi) achieve further successful development of IST and increase the number of licensees, and the commercialization of IST by its licensees, (vii) introduce IST in medical footwear and orthotic products and (viii) successfully develop the "microvalve", and in addition they are also dependent on, (ix) general economic conditions and conditions in the financial and medical footwear markets and related industries.

ITEM 7. FINANCIAL STATEMENTS -

                          Index to Financial Statements

BCAM International, Inc. and subsidiaries (the "Company"):

      Report of Independent Auditors.....................................    F-1

      Consolidated balance sheet--December 31, 1997......................    F-2

      Consolidated statements of operations--
      Years ended December 31, 1997 and 1996.............................    F-3

      Consolidated statements of common shareholders' equity--
      Years ended December 31, 1997 and 1996.............................    F-4

      Consolidated statements of cash flows--
      Years ended December 31, 1997 and 1996 ............................    F-5

      Notes to consolidated financial statements........................F-6-F-21

Drew Shoe Corporation (the "Predecessor"):

      Report of Independent Auditors -
      For the period from January 1, 1997 to September 22, 1997.............F-22

      Report of Independent Auditors -
      For the year ended December 31, 1996..................................F-23

      Statements of Operations -
      For the period from January 1, 1997 to September 22, 1997
      and for the year ended December 31, 1996..............................F-24

      Statements of Cash Flows -
      For the period from January 1, 1997 to September 22, 1997
      and for the year ended December 31, 1996..............................F-25

      Notes to Financial Statements....................................F-26-F-29

                         Report of Independent Auditors

Shareholders and Board of Directors
BCAM International, Inc.

We have audited the accompanying consolidated balance sheet of BCAM International, Inc., as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BCAM International, Inc. at December 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                             /s/Ernst & Young LLP

Melville, New York
April 20, 1998

                    BCAM International, Inc. and subsidiaries
                           Consolidated Balance Sheet

                                December 31, 1997

Assets
Current assets:
   Cash and cash equivalents                                                   $  1,594,000
   Accounts receivable, less allowance for doubtful accounts of $120,000          1,584,000
   Inventory                                                                      6,278,000
   Prepaid expenses and other current assets                                        205,000
   Current assets of discontinued operations, principally receivables               253,000
                                                                               ------------
Total current assets                                                              9,914,000
Property, plant and equipment, at cost:
   Land and buildings                                                               826,000
   Equipment, furniture and fixtures                                              2,924,000
   Leasehold improvements                                                            51,000
                                                                               ------------
                                                                                  3,801,000
   Less accumulated depreciation and amortization                                  (832,000)
                                                                               ------------
                                                                                  2,969,000
Deferred finance costs, net                                                         786,000
Other assets                                                                        508,000
                                                                               ------------
Total assets                                                                   $ 14,177,000
                                                                               ============
Liabilities and shareholders' equity
Current liabilities:
   Current portion of long-term debt                                           $    463,000
   Accounts payable                                                                 962,000
   Accrued expenses and other current liabilities                                 1,637,000
   Current liabilities of discontinued operations, principally trade payables       136,000
                                                                               ------------
Total current liabilities                                                         3,198,000
Long-term debt and convertible notes, net of current maturities
   and unamortized debt discount                                                  7,972,000
Other non-current liabilities                                                       295,000
Minority interest                                                                   618,000
Commitments and contingencies
Shareholders' equity:
   Acquisition preferred stock, 750,000 authorized shares, none issued
   Preferred Stock, 2,000,000 authorized, none issued
   Common stock, par value $.01 per share -- 65,000,000 shares authorized,
     18,171,641 shares issued and 17,408,459 shares outstanding                     182,000
   Paid-in surplus                                                               26,338,000
   Unamortized charge for beneficial debt conversion                             (4,290,000)
   Deficit                                                                      (19,237,000)
   Less 763,182 treasury shares                                                    (899,000)
                                                                               ------------
              Total shareholders' equity                                          2,094,000
                                                                               ------------
Total liabilities and shareholders' equity                                     $ 14,177,000
                                                                               ============

See accompanying notes.

                    BCAM International, Inc. and subsidiaries
                      Consolidated Statements of Operations
                 For the years ended December 31, 1997 and 1996

                                                          1997          1996
                                                      -----------   -----------
Revenues
     Sales                                            $ 3,932,000   $     --
     License revenue                                       27,000        29,000
                                                      -----------   -----------
        Total                                           3,959,000        29,000

Cost of revenues                                        2,330,000       (56,000)
                                                      -----------   -----------
     Gross profit                                       1,629,000        85,000

Selling, general and administrative                     2,991,000     1,408,000
Research and development                                  322,000         --
                                                      -----------   -----------

     Loss from operations                              (1,684,000)   (1,323,000)
                                                      -----------   -----------

Other Income (Expense)
     Interest and financing costs                        (613,000)        --
     Charge for beneficial debt conversion             (1,635,000)        --
     Interest income                                       60,000        54,000
                                                      -----------   -----------
        Total                                          (2,188,000)       54,000

Minority interests charge for beneficial subsidiaries
preferred stock conversion                               (788,000)        --
                                                      -----------   -----------

Loss from continuing operations                        (4,660,000)   (1,269,000)

Discontinued operations, including estimated loss on
disposal of approximately $50,000 in 1997              (1,376,000)     (245,000)
                                                      -----------   -----------

Net loss                                              $(6,036,000)  $(1,514,000)
                                                      ===========   ===========

Net Loss per share:
     Continuing operations                            $     (0.29)  $     (0.08)
     Discontinued operations                                (0.09)        (0.02)
                                                      -----------   -----------

        Net loss per share                            $     (0.38)  $     (0.10)
                                                      ===========   ===========

Weighted average shares outstanding                    16,071,000    14,868,000
                                                      ===========   ===========

See accompanying notes

                    BCAM International, Inc. and subsidiaries
             Consolidated Statements of Common Shareholders' Equity

                                             Common Stock $.01 par                   Unamortized
                                                     value                            Charge for
                                            -----------------------     Paid-in     Beneficial Debt
                                              Shares        Amount      Surplus       Conversion        Deficit
                                              ------        ------      -------       ----------        -------
Balance at January 1, 1996                  15,620,415      156,000    15,034,000             --      (11,687,000)
Exercise of common stock warrants               22,500           --        21,000             --               --
Registration and issuance costs                     --           --       (96,000)            --               --
Net loss                                            --           --            --             --       (1,514,000)
                                            ----------------------------------------------------------------------
Balance at December 31, 1996                15,642,915      156,000    14,959,000             --      (13,201,000)
Shares issued in January 1997 Placement      1,075,000       11,000     1,064,000             --               --
Issuance costs of January 1997 Placement            --           --       (46,000)            --               --
Beneficial conversion feature of
 subsidiary preferred stock                         --           --       788,000             --               --
10 % / 13 % Convertible Notes:
 Est. fair value of detachable warrants             --           --     1,872,000             --               --
 Est. fair value of beneficial conversion                               5,925,000     (5,925,000)
Shares issued in acquisition of Drew Shoe      375,000        4,000       446,000             --               --
Shares issued and options granted in
 connection with Drew Shoe acquisition
 financing                                     347,500        3,000       967,000             --               --
Acquisition financing costs                         --           --      (275,000)            --               --
Amortization of beneficial debt conversion          --           --            --      1,635,000               --
Consultant stock options                            --           --       175,000             --
Conversion of subsidiary preferred             706,226        8,000       435,000             --               --
Exercise of options                             25,000           --        28,000             --               --
Net loss                                            --           --            --             --       (6,036,000)
                                            ----------------------------------------------------------------------
Balance at December 31, 1997                18,171,641  $   182,000   $26,338,000     (4,290,000)    $(19,237,000)
                                            ======================================================================

                                                         Shares held
                                                              in
                                              Subtotal     Treasury       Total
                                              --------     --------       -----
Balance at January 1, 1996                    3,503,000    (899,000)    2,604,000
Exercise of common stock warrants                21,000          --        21,000
Registration and issuance costs                 (96,000)         --       (96,000)
Net loss                                     (1,514,000)         --    (1,514,000)
                                            -------------------------------------
Balance at December 31, 1996                  1,914,000    (899,000)    1,015,000
Shares issued in January 1997 Placement       1,075,000          --     1,075,000
Issuance costs of January 1997 Placement        (46,000)         --       (46,000)
Beneficial conversion feature of
 subsidiary preferred stock                     788,000          --       788,000
10 % / 13 % Convertible Notes:
 Est. fair value of detachable warrants       1,872,000          --     1,872,000
 Est. fair value of beneficial conversion
Shares issued in acquisition of Drew Shoe       450,000          --       450,000
Shares issued and options granted in
 connection with Drew Shoe acquisition
 financing                                      970,000          --       970,000
Acquisition financing costs                    (275,000)                 (275,000)
Amortization of beneficial debt conversion    1,635,000          --     1,635,000
Consultant stock options                        175,000          --       175,000
Conversion of subsidiary preferred              443,000          --       443,000
Exercise of options                              28,000          --        28,000
Net loss                                     (6,036,000)         --    (6,036,000)
                                            -------------------------------------
Balance at December 31, 1997                $ 2,993,000   $(899,000)  $ 2,094,000
                                            =====================================


See accompanying notes.

                    BCAM International, Inc. and subsidiaries
                      Consolidated Statements of Cash Flows

                                                        Year ended December 31
                                                           1997          1996
                                                      -------------------------
Operating activities
Net loss                                              $(6,036,000)  $(1,514,000)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                           212,000       190,000
  Amortization of unamortized charge for
   beneficial debt conversion                           1,635,000
  Amortization of deferred finance costs
   and debt discount                                      151,000
  Non-cash minority interest charge                       788,000
  Charge for compensatory consultant stock options        175,000
  Changes in operating assets and liabilities:
   Accounts receivable                                    337,000       186,000
   Inventory                                              (99,000)
   Current assets of discontinued operations              (56,000)
   Accounts payable, accrued expenses and
    other current liabilities                             248,000      (239,000)
   All other operating assets and liabilities            (120,000)      (18,000)
                                                      -------------------------
Net cash used in operating activities                  (2,765,000)   (1,395,000)
                                                      -------------------------
Investing activities
Cash paid for purchase of shares of Drew Shoe          (3,882,000)
Cash paid for costs to acquire Drew Shoe                 (476,000)      (33,000)
Purchases of property, plant and equipment               (151,000)       (6,000)
Investment in software technology                                      (151,000)
Proceeds from sale of held-to-maturity securities                     1,507,000
                                                      -------------------------
Net cash provided by (used) in investing activities    (4,509,000)    1,317,000
                                                      -------------------------
Financing activities
Proceeds from sale of common stock and warrants         1,075,000
Proceeds from sale of convertible preferred
 stock of subsidiary                                    1,200,000
Proceeds from sale of 10%/13% Convertible Notes
 and Warrants                                           6,000,000
Proceeds, net, from new bank financing arrangement
 at Drew Shoe                                           1,135,000
Payment of existing debentures due to former Drew
 Shoe shareholders                                       (845,000)
Proceeds from note payable and drawdown on
 line of credit                                           754,000       400,000
Repayment of note payable                                (450,000)     (400,000)
Net proceeds from exercise of stock options                28,000        21,000
Cash paid for deferred finance, stock issuance
 and registration  costs                                 (555,000)     (119,000)
                                                      -------------------------
Net cash provided by (used) in financing activities     8,342,000       (98,000)
                                                      -------------------------
Increase (Decrease) in cash and cash equivalents        1,068,000      (176,000)
     cash and cash equivalents at beginning of year       526,000       702,000
                                                      =========================
Cash and cash equivalents at end of year              $ 1,594,000   $   526,000
                                                      =========================
Supplemental disclosure:
   Cash interest paid                                 $   110,000         -0-
                                                      =========================

See accompanying notes

                    BCAM International, Inc. and subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1997

1. Description of Business and Principles of Consolidation

BCAM International, Inc. and subsidiaries (the "Company") has been primarily a software technology and consulting company, specializing in providing ergonomic solutions (human factors engineering) to individuals, major corporations and government. On September 22, 1997, the Company acquired Drew Shoe Corporation ("Drew Shoe"), a designer, marketer, manufacturer and distributor of medical footwear. Drew Shoe had revenues for its year ended December 31, 1996 of approximately $14.6 million and has been in business for approximately 125 years.

The Company's revenues have historically been derived primarily from ergonomic consulting services. In December 1997 the Board of Directors of the Company decided to discontinue the operations of the ergonomic consulting services business due to the inability of that business to generate operating profits for the Company. In February 1998, the Board of Directors of the Company decided to discontinue the operations of the HumanCAD software division as a result of the lack of available financing to further the necessary business development activities of that division on a basis that would enhance shareholder value.

Since the acquisition of Drew Shoe, the Company's revenues in the near term are expected to be derived principally from the medical footwear business. The Company's strategic focus is on building its presence in the medical footwear and related industries and on broadening and strengthening the development and commercialization of the Company's proprietary technologies, principally Intelligent Surface Technology ("IST") and its proprietary "microvalve".

Because of the significance of Drew Shoe's operations to the ongoing operations of the Company, Drew Shoe is considered a "predecessor" of the Company.

The consolidated financial statements include the accounts of BCAM International, Inc. and its subsidiaries, principally Drew Shoe (medical footwear), since September 22, 1997, BCAM Technologies, Inc. (principally IST and related technologies), BCA Services, Inc. (principally human ergonomics consulting which has been discontinued), and HumanCAD Systems, Inc. (principally software development and marketing which has been discontinued).

The Company requires additional capital to fund its activities in 1998 and made a private placement of its equity securities in April 1998 in order to satisfy this need (see note 7). In April 1998, the Company and the holders of its 10%/13% Convertible Notes agreed to a restructuring of the obligation which accelerates repayment to April 1999, among other matters discussed in Note 6.

2. Summary of Significant Accounting Policies

Cash Equivalents, Financial Instruments and Concentration of Credit Risk

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company maintains its cash in bank deposit accounts that, at times, may exceed Federally insured limits. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, their dispersion across different geographic areas, and generally short payment terms. In addition, the Company routinely assesses the financial strength of its customers.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Actual results could differ from those estimates.

Revenue

Revenue from wholesale medical footwear sales is recognized at the time products are shipped. Revenue from retail medical footwear sales through Company-owned retail operations is recognized at the point of sale. License revenues are recorded when earned under the related license agreement.

Inentory

                    BCAM International, Inc. and subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1997

Inentories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Property, Plant and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Other Assets

The costs of acquiring or processing (principally professional and government fees) patents, trademarks and other intellectual properties are capitalized at cost. This amount is being amortized using the straight-line method over the estimated useful lives of the underlying assets of approximately 5 years.

Research and Development

Research and development costs are charged to operations in the period incurred.

Income Taxes

The Company accounts for income taxes using Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes." At December 31, 1997, the Company has net operating loss carryforwards of approximately $15,937,000 for income tax purposes, expiring through 2012.

At December 31, 1997 and 1996, deferred tax assets approximating $5,886,000 and $4,672,000, respectively, arising from the future potential availability of net operating loss carryforwards have been offset in full by valuation allowances in accordance with FASB Statement No. 109.

The utilization of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Additionally, based on ownership changes which occurred in 1997 and in prior years, it is expected that the annual utilization of the otherwise available net operating loss carryforwards will be limited by the provisions of Sections 382 and 383 of the Internal Revenue Code, as amended. As such the Company may be restricted as to the utilization of its net operating loss. The Company believes that significant issuances of additional stock could trigger an additional change and a new limitation.

Net Loss Per Share

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Net loss per share has been computed on the basis of the weighted average number of common shares outstanding. Common stock equivalents have been excluded because their effect is antidilutive. There was no effect to the Company's financial statements of adopting SFAS 128.

Stock-Based Compensation

In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the standard, the Company elected to continue to account for its stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations (APB 25). Under APB 25, because the exercise price of the Company's stock options granted equals the market price of the underlying stock on the date of the grant, no compensation expense is required to be recognized except in the case of options issued which are subject to shareholder approval (see Note 7).

                    BCAM International, Inc. and subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1997

Reclassification

Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

3. Inventories

Inventories consisted of the following at December 31, 1997:

                    Raw materials                     $  760,000
                    Work in process                      976,000
                    Finished goods                     4,542,000
                                                      ----------
                        Total                         $6,278,000
                                                      ==========

Inventories at September 22, 1997 (date of acquisition of Drew Shoe) were approximately $6,175,000.

4. Property and equipment

Property and equipment consists of the following at December 31, 1997 and were depreciated and amortized utilizing the estimated useful lives indicated below:

                                              Range of
                                              Estimated           December
                                             Useful Lives         31, 1997
                                             ------------         --------
        Land                                                    $  100,000
        Buildings and improvements            10-35 years          726,000
        Equipment, furniture and fixtures      5-10 years        2,924,000
        Leasehold improvements                  2-5 years           51,000
                                                                ----------
                 Total                                           3,801,000
        Less accumulated depreciation                              832,000
                                                                ----------
                 Total                                          $2,969,000
                                                                ----------

Approximately $2,839,000, net of accumulated depreciation and amortization, of the total property and equipment was acquired in September 1997 as part of the acquisition of Drew Shoe.

5. Acquisition of Drew Shoe

Effective September 22, 1997, the Company acquired all of the outstanding Common Stock of Drew Shoe for approximately $4.7 million plus the assumption of liabilities. The purchase price was paid by delivery to the shareholders of Drew Shoe of an aggregate of $3,882,000 in cash, promissory notes in the aggregate principal amount of $400,000 (See Note 6) and by delivery of an aggregate of 375,000 unregistered shares of the Company's Common Stock (valued at approximately $1.20 per share to reflect a discount for lack of registration). The promissory notes bear interest at 8% per annum, are due on September 19, 1999, and are payable in twenty-four (24) equal monthly installments aggregating $8,333.34 (plus interest) with final payments due in the twenty-fifth (25th) month aggregating $200,000.

See Note 6 for a description of the securities issued in order to finance the acquisition of Drew Shoe.

Simultaneously with the acquisition, Drew Shoe entered into a credit facility with a commercial bank (guaranteed by the Company) which is further described in
Note 6.

                    BCAM International, Inc. and subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1997

Drew Shoe is a designer, manufacturer, marketer and distributor of medical footwear headquartered in Lancaster, Ohio. In addition, Drew Shoe operates 15 retail shoe specialty stores. The Company has accounted for its acquisition of Drew Shoe under the purchase method of accounting. Under such method, the purchase price paid plus costs of the acquisition are allocated to the assets and liabilities of the acquired company based on the estimated fair value of assets and liabilities acquired. The remaining amount, if any, is allocated to goodwill. The results of operations of the acquired company are consolidated with the Company's operations beginning on the date of purchase. At December 31, 1997, a preliminary estimate of the fair value of assets and liabilities has been made based upon certain appraisals and other data that is preliminary and subject to change. Based upon such preliminary evaluation at December 31, 1997, approximately $21,000 of goodwill has been recorded in connection with the acquisition of Drew Shoe.

The following summary shows the unaudited pro-forma results of operations for the years ended December 31, 1997 and 1996 assuming that the Company had purchased Drew Shoe as of the beginning of each period shown. This information gives effect to the increased interest and financing costs (excluding certain material non-recurring charges that are discussed in Notes 6 and 7) and the amortization of fair value adjustments (principally for increased depreciation). The Company has not included a provision for income taxes because it believes that it will have sufficiently available net operating losses available to offset anticipated profits from Drew Shoe. This summary may not be indicative of what the actual results of operations would have been had the purchase occurred at the beginning of each period shown.

                                                         1997          1996
                                                         ----          ----

     Revenues                                        $15,083,000   $14,638,000
                                                     ===========   ===========
     Loss from operations                            $(1,019,000)  $(1,123,000)
                                                     ===========   ===========
     Loss from Continuing Operations (excluding
      non-recurring charges in 1997)                  (3,365,000)   (2,506,000)
                                                     ===========   ===========
     Net loss (excluding non-recurring charges in
      1997)                                           (4,741,000)   (2,751,000)
                                                     ===========   ===========
     Net loss per share (excluding non recurring
      charges in 1997)                                     (0.30)        (0.19)
                                                     ===========   ===========

6. Long Term Debt and Convertible Notes

Secured bank debt - Simultaneously with the acquisition of Drew Shoe, the Company through its wholly-owned subsidiary, Drew Shoe, entered into a credit facility with a commercial bank consisting of: (i) a revolving line of credit up to $4,500,000 (which is based upon agreed upon percentages of accounts receivable and inventory) and (ii) a term loan of $1,000,000. As of the date of the Drew Shoe acquisition, the Company believes there was approximately $4,500,000 available under this credit facility (approximately $3,750,000 of which was drawn down to pay certain existing liabilities of Drew Shoe, including an existing liability to that bank of approximately $2,655,000, debentures payable to former shareholders of approximately $845,000, and to transfer $250,000 to the Company). The revolving line of credit matures on September 30, 1999, and calls for current payments of interest at a rate of prime plus 1.5% (10% at December 31,1997). The term loan portion of the credit facility (in the principal amount of $1,000,000) also bears an interest rate of prime plus 1.5% (10% at December 31, 1997) and is payable in monthly installments through September 30, 2000 with a payment due at that time of $583,000. Both the revolving line of credit and term loan may be used for general working capital purposes and are guaranteed by the Company. The credit facility with this bank requires Drew Shoe to maintain compliance with certain financial covenants, principally net worth, and contains restrictions on the transfer of cash to the Company.

                    BCAM International, Inc. and subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1997

Costs incurred in connection with the bank term loan and revolving credit totaling approximately $75,000, are included in Deferred finance cost and are being amortized to Interest and financing cost using the effective interest method over a two year period.

10%/13% Convertible Notes and Warrants - In order to fund the acquisition of Drew Shoe and provide working capital to the Company, on September 19, 1997, the Company issued subordinated convertible notes (the "Convertible Notes"), and Non-Redeemable Class DD Warrants, in the aggregate amount of $6,000,000. The Convertible Notes are due, as amended, on April 16, 1999 unless at any time after September 19, 1998 they are converted, at $.80 per share, into 7,500,000 shares of Common Stock of the Company. Such conversion feature is subject to antidilution provision in certain circumstances including the issuance of Common Stock and warrants in 1998 discussed below. The Convertible Notes bear an interest rate of 10%, payable semi-annually, but the Company, at its discretion, may pay interest in the form of additional Convertible Notes in which case the annual interest rate becomes 13% with semi-annual compounding. The Convertible Notes require the Company to maintain compliance with certain financial covenants including maintenance of minimum levels of interest coverage and net worth (as defined). At December 31, 1997, the Company was in violation of such covenants. On April 14, 1998, the noteholders and the Company entered into the First Amendment of the Note Purchase Agreement (together with a Stock Pledge Agreement and Security Agreement) in order to restructure the agreement. The key elements of the restructuring are as follows: (1) waiving of the Company's violations of the financial covenants at December 31, 1997 (as well as certain other breaches of the agreement) (2) eliminating the financial covenants through April 16, 1999, (3) securing the obligation with a pledge of all of the assets of the Company (excluding the assets of Drew Shoe which are already pledged to a bank), including the stock of the Company's subsidiaries, (4) accelerating the maturity date for the obligation from September 19, 2002 to April 16, 1999, (5) cancellation of Class DD warrants to purchase 400,000 shares of common stock of the Company, (6) issuance to the holders a total of 10% of the common shares of the Company's subsidiaries Drew Shoe Corporation and BCAM Technologies, Inc. As a result of the restructuring, the Company has a significant capital requirement to repay this obligation ($6,000,000) in approximately one year or face default and possible foreclosure on the security. It is the Company's intention to refinance or otherwise restructure this obligation. The Company expects to take a significant charge to operations in 1998 in connection with the finalization of the restructuring of the debt.

The Non-Redeemable Class DD Warrants entitle the holders to purchase, as amended, 2,000,000 shares of common stock at $1.75 per share at any time prior to September 19, 2002. The Company has, under generally accepted accounting principles, recorded approximately $1,872,000 of the $6,000,000 received from the sale of the Convertible Notes and Warrants as the estimated value (based upon a "Black Scholes" calculation) of the detachable warrants issued in connection with the Convertible Notes resulting in a discount to the value assigned to the Convertible Notes. Such amount is being amortized over the five-year term of the Convertible Notes.

The private placement of convertible notes and warrants to one investor group (aggregating $5,000,000 of the total $6,000,000) was made with the assistance of an investment banker who charged a cash fee of 6% ($300,000) plus 187,500 unregistered shares of common stock (valued at $1.20 per share to reflect a discount for lack of registration), and Class EE warrants to purchase 500,000 shares of common stock at an exercise price of $0.80 per share, of the Company. The cash fee, shares of stock and the estimated fair value of the warrants aggregate approximately $1,025,000. This amount has been apportioned between Deferred financing costs, and acquisition costs of Drew Shoe. The portion allocated to Deferred financing costs (approximately $775,000), together with legal and other costs of the transaction are being amortized over the five year term of the Convertible Notes. There were no investment banking fees associated with the remaining $1,000,000 of proceeds.

The market value of the Company's common stock on the Nasdaq SmallCap market on the date of the transaction was approximately $1.50.

In response to positions recently taken by the Securities and Exchange Commission, Emerging Issues Task Force Statement D-60 has been issued. Statement D-60 requires certain new accounting for securities issued which are convertible into common stock at a value which is "beneficial" at the date of issuance (such as the Convertible Notes described above and the Convertible Preferred Stock of BCA Services, Inc., a subsidiary of the Company, described in Note 7). This accounting requires that the beneficial value be charged to operations (based upon the traded market price, without discount, compared to the conversion price) in the case of a convertible note or to retained earnings as a dividend in the case of a preferred stock, over a period reflecting the shortest period in which the investor has to exercise and under the most favorable terms to the investor. As such, the Company has charged approximately $5,925,000 (representing the value of the beneficial debt conversion feature of the Convertible Notes measured at the date of issuance) to Unamortized Charge for Beneficial Debt Conversion in the shareholders' equity section of its Consolidated Balance Sheet. Such amount is being charged to Interest and financing costs in the Consolidated Statements of Operations at the rate of approximately $1,481,000 per quarter until September 19, 1998. See, however, the discussion of the restructuring of this financing below. This charge to operations is considered a non-recurring charge in the preparation of the summary pro-forma data contained in Note 5. This charge is in addition to amortization of Deferred financing costs and the debt discount related to the Convertible Notes (approximately $1,872,000), over the five-year term of the Convertible Notes.

                    BCAM International, Inc. and subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1997

         At December 31, 1997, long term debt consists of the following:

          10%/13% Convertible Notes, face amount
          $6,000,000, net of approximately $1,767,000
          of unamortized debt discount with interest
          payable on March 19 and September 19, due
          April 16, 1999 unless earlier converted                     $4,233,000

          Revolving credit arrangement with a bank,
          payable on September 30, 1999, bearing
          interest at prime plus 1.5 %                                 2,618,000

          Term Loan agreement with a bank, bearing
          interest at prime plus 1.5% payable in
          monthly principal installments of $11,905
          plus interest through September 30, 2000 when
          the final payment of $583,000 is due.                          976,000

          Notes payable to sellers of Drew Shoe
          (including $187,500 payable to the ongoing
          President of Drew Shoe), bearing interest at
          8%, with monthly payments of principal
          aggregating $8,333 plus interest and balloon
          payments aggregating $200,000 on September
          19, 1999                                                       375,000

          Amount payable to parties related to former
          owners and an officer of Drew Shoe due December
          31, 1998, bearing interest at prime                            214,000
          Other, net                                                      19,000
                                                                      ----------
            Total long term debt                                       8,435,000
            less: current portion                                        463,000
                                                                      ----------
                                                                      $7,972,000
                                                                      ==========

Principal payment requirements on the above obligations, adjusted for the debt restructure described above is approximately as follows subsequent to December 31, 1997:

                  Years ended                                           Amount
                                                                     -----------
                     1998                                            $   463,000
                     1999                                              9,049,000
                     2000                                                690,000
                                                                     -----------
                                                                      10,202,000

                    BCAM International, Inc. and subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1997

                  Less unamortized debt discount                     (1,767,000)
                                                                    -----------
                  Total Long-term Debt at December 31, 1997         $ 8,435,000
                                                                    -----------

7. Shareholders' Equity

1997 Sale of Convertible Preferred Stock of Subsidiary - On July 22, 1997, September 8 and September 18, 1997, BCA Services, Inc. ("BCA"), previously wholly-owned by the Company, sold 120 shares of BCA's Convertible Preferred Stock (the "Preferred Stock") for an aggregate consideration of $1,200,000 in two private offerings to accredited investors.

The Preferred Stock is convertible into shares of the Company's common stock at a price equal to a fixed discount (30%) of the average closing bid price of the common stock over a period of time ending on the day preceding the conversion date and subject to a ceiling price.

In addition, for 100 of the shares of Preferred Stock sold, the Company issued Non-Redeemable Class BB Warrants to purchase 50,000 shares of common stock at $0.72 per share. For 20 shares of Preferred Stock sold, the Company issued Non-Redeemable Class CC Warrants to purchase 10,000 shares of common stock at $1.03 per share. The Class BB and CC Warrants have a term of five years and the underlying common stock has been registered by the Company.

The two private placements of BCA Preferred Stock were made with the assistance of a placement agent. The placement agent charged a commission of 8% in fees and 2% in expenses, plus warrants to purchase 50,000 shares of common stock of the Company at approximately $0.72 per share for five years, for the first offering ($1,000,000). The placement agent charged 6% in fees and no warrants for the second offering ($200,000).

At December 31, 1997, $500,000 of the Preferred Stock had been converted into 706,226 common shares of the Company at a weighted average conversion price of approximately $0.71. Subsequent to December 31, 1997, the remaining $700,000 of the Preferred Stock has been converted into 1,066,585 shares of common stock at $0.66 per share resulting in the transfer of $618,000 of minority interest at December 31, 1997 into shareholders equity.

See Note 6 for a discussion of certain accounting treatment called for by Emerging Issues Task Force Statement D-60. Because the Preferred Stock issued is that of a subsidiary, but is convertible into shares of the Company, the Company has recorded the Preferred Stock of the subsidiary as "Minority interest" in the consolidated financial statements until its conversion into common stock of the Company. The "beneficial" conversion feature, therefore, has been charged to Minority interests (approximately $788,000) in the accompanying Consolidated Statement of Operations. Such amount is considered a non-recurring charge in preparation of the summary pro forma data in Note 5.

1997 Sale of common stock and warrants of the Company - In January 1997, the Company commenced an offering and ultimately sold 1,075,000 equity units (each consisting of one share of the Company's common stock and one non-redeemable Class AA warrant) for $1,075,000. The Class AA warrants, as amended, entitle the holder to purchase one share of the Company's Common Stock at $0.65 per share until March 31, 2002.

Authorized shares/Shares reserved for future issuance - At the annual meeting of shareholders on February 19, 1998 (including an adjournment to March 16, 1998), the shareholders of the Corporation approved an increase in the authorized shares of common stock from 40,000,000 shares to 65,000,000 shares. Additionally, the shareholders approved the adoption of changes to the bylaws of the Corporation to, among other matters, permit the Board of Directors to issue up to 2,000,000 shares of Preferred Stock of the Company on terms to be set by the Board of Directors.

The Company is also authorized to issue up to 750,000 shares of its acquisition preferred stock, $.01 par value, none of which are presently issued and outstanding. The acquisition preferred stock is permitted to be issued pursuant to (i) a

                    BCAM International, Inc. and subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1997

statutory merger or consolidation in which the Company is the surviving entity,
(ii) the acquisition by the Company of substantially all the assets or business of another entity or (iii) the acquisition by the Company of 50% or more of the voting securities of another entity. The Board of Directors is authorized to fix, before issuance, the voting powers, designations, preferences and other rights, qualifications, limitations and restrictions applicable to each series of acquisition preferred stock.

Common shares reserved for future issuance as of December 31, 1997, adjusted in the case of the 1998 stock option plan for the February 1998 increase to the shares available under such plan, are approximately as follows:

Units sold in public offering in 1990:

                    BCAM International, Inc. and subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1997

   Class B warrants, subject to antidilution (see below)              1,292,000
   Class E warrants, subject to antidilution (see below)                737,000
Unit Options, expired in 1997                                                 0
Conversion feature of 10%/13% Convertible Notes, subject
 to antidilution and "pay in kind" provisions ($0.80, 2002
 see Note 6)                                                          7,500,000
Conversion feature of BCA Preferred stock, stated at amount
 actually converted in full prior to March 31, 1998, (see
 above)                                                               1,067,000
Third party options (see table below)                                 1,050,000
1989 Stock Option Plan (see below)                                      432,000
1989 Nonstatutory Plan (see below)                                       25,000
1995 Stock Option Plan (as amended in 1998, see below)                8,000,000
Warrants issued in private placements:
   Class C warrants, expired during 1997                                      0
   Class D warrants, expired during 1997                                      0
   Class AA warrants ($0.65, 2002, see above)                         1,075,000
   Class BB warrants ($0.72, 2002, see above)                            25,000
   Class CC warrants ($1.03, 2002, see above)                            10,000
   Class DD warrants ($1.75, 2002, see above)                         2,400,000
   Class EE warrants ($0.80, 2002 see Note 6)                           500,000
                                                                     ----------
                                                                     24,113,000
                                                                     ==========

Class B and Class E Warrants - The Company's Class B warrants were issued in connection with a 1990 public offering of securities of the Company. The Class E Warrants were issued in connection with a "Discounted Warrant Plan" offered to holders of the Class A Warrants (all of which have been exercised or expired) and Class B Warrants issued in connection with the public offering in 1990. The Class B and Class E Warrants are presently exercisable, were due to expire in January 1998, have been extended to October 17, 1998 and are subject to anti-dilution provisions. As a result of the financings completed in 1997, the anti-dilution provisions of the warrants were triggered and resulting in the following revisions to the warrant price and the number of shares subject to warrant:

                   Exercise price  Number of shares  Exercise price   Number of shares
                   --------------  ----------------  --------------   ----------------
                      per warrant       per warrant       per share  subject to warrant
                      -----------       -----------       ---------  ------------------
Class B Warrants:
-----------------
  Previous                  $1.50               1.2           $1.25             969,191
  Current                   $1.14               1.6           $ .71           1,292,254
Class E Warrants:
-----------------
  Previous                  $1.25               1.1           $1.14             540,747
  Current                   $0.95               1.5           $ .63             737,382

The 1998 private placement discussed in the following paragraphs may trigger the operation of antidilution provisions of the Class B and Class E warrants and will trigger the operation of the antidilution provisions of the 10%/13% Convertible Notes discussed in Note 6.

1998 Private placement of common shares and warrants

Beginning on April 14, 1998, the Company commenced a private offering of its common stock and warrants. The offering contemplates aggregate proceeds of $2,000,000 for the purchase of 1,980,198 shares of common stock of the Company and warrants to purchase 250,000 shares of common stock at $2.05 for three years by seven accredited investors. Through April 16, 1998 the Company issued 1,881,188 shares of common stock, together with warrants to purchase 237,500 common shares at $2.05 per share for three years, to private investors in exchange for $1,900,000, less $475,000 held in escrow pending the Company's filing of a registration statement covering the shares and shares underlying the warrants prior to June 13, 1998. The Company has agreed to register such shares and has agreed to penalties of 3% per month should the registration statement not be declared effective within 130 days.

The number of shares issuable to these investors will be "repriced" pursuant to a schedule initially in $300,000 increments (4) and then in $200,000 increments
(4) on eight occasions commencing with the effectiveness of a registration statement covering the shares and again 60 days later and then in 30 day intervals. On such dates, the investor would receive the additional number of shares, if any, that result from the difference between the number of shares actually issued and the number of shares which would have been issued using a 23% discount to the market price, as defined, at that time. The operation of this provision could result in significantly greater number of shares being issued. The investors have agreed not to sell any shares before at least 120 days after the closing. The Company is exposed to significant penalties for failure to have a registration statement declared effective covering such shares within 130 days, has agreed not to issue certain financings and has agreed to pay a placement agent a 6.5% fee in connection with the transaction.

                    BCAM International, Inc. and subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1997

Stock Options

In June 1995, the shareholders of the Company approved the adoption of the 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan supercedes and closes all prior option plans and provides for the granting of incentive stock options ("ISOs") and/or nonqualified stock options to employees, directors or consultants of the Company to purchase an aggregate of 2,000,000 shares of the Company's common stock. The option price per share for ISOs granted under the 1995 Plan shall not be less than the fair market value of the Company's common stock on the date of grant. Options vest and are exercisable over various periods up to ten years from the date of grant. No option may be granted under the 1995 Plan after June 2005. At December 31, 1996, there were 219,500 shares available for granting of future options.

In 1997, the Company issued option grants under the 1995 Plan to purchase an aggregate of 3,984,000 shares of Common Stock of the Company, approximately 3,764,500 of which were subject to approval by shareholders of an amendment to the Company's 1995 Plan. The amendment, approved at the 1997 Annual Meeting of Shareholders in February 1998, increases the number of shares under the 1995 Plan from 2,000,000 to 8,000,000 shares.

In 1989, the shareholders of the Company approved the adoption of a 1989 Stock Option Plan (the "1989 Plan"). The 1989 Plan provided for the granting of incentive stock options and/or nonqualified stock options to key employees and consultants to purchase shares of the Company's common stock at a price per share not less than the fair market value on the date of grant. In 1992, the Plan was amended to: (a) increase the number of shares to 1,565,957, (b) permit the granting of nonqualified stock options at a price per share less than the fair market value of the Company's common stock on the date of grant and (c) permit options to be exercised up to two years after termination of employment under certain circumstances. Options vest and are exercisable over various periods up to six years from the date of grant.

In 1989, the Company also adopted a Nonstatutory Stock Option Plan (the "1989 Nonstatutory Plan") for directors. Under the 1989 Nonstatutory Plan, the Company could grant options for the purchase of an aggregate of 355,000 shares of common stock at not less than fair market value at the date of grant. Pursuant to the terms of the 1995 Plan, no options may be granted under the 1989 Plan or the 1989 Nonstatutory Plan subsequent to June 22, 1995.

Option activity during each of the two years ended December 31, 1997 for the 1989 Plan and the 1989 Nonstatutory Plan is summarized as follows:

                    BCAM International, Inc. and subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1997

                                1989 Nonstatutory Plan                1989 Plan
                                  Shares Under Option            Shares Under Option
                             --------------------------------------------------------------
                                                                          Weighted
                                             Number                        Average   Number
                             Option price      of       Option price per  Exercise     of
                              per share      Shares          share         Price     Shares
                             --------------------------------------------------------------
Balance at January 1, 1996                   100,000                                452,000
Exercised                                         --              $0.92              (2,500)
Cancelled/expired                                 --     $0.92 to $3.13     $2.18   (17,500)
                                                                                    -------
Balance at December 31,1996                  100,000                        $1.94   432,000
Exercised                             $1.13  (25,000)                                    --
Cancelled/expired            $1.10 to $1.13  (50,000)                                    --
                                             -------                                -------
Balance at December 31,1997                   25,000                        $1.94   432,000
                                             =======                                =======

Option activity during each of the two years ended December 31, 1997 for the 1995 Plan is summarized as follows:

                                                     1995 Plan
                                                Shares Under Option
                              --------------------------------------------------
                                                      Weighted         Number
                               Option price per       Average            of
                                    share          Exercise Price      shares
                              --------------------------------------------------
Balance at January 1, 1996                             $1.04          1,932,500
Granted                         $0.95 to $1.20         $1.09            193,000
Cancelled/expired                        $0.92         $1.09           (350,000)
Exercised                                $0.92         $0.92            (20,000)
                                                                      ---------
Balance at December 31, 1996                           $1.04          1,755,500
                                                                      ---------
Granted                         $0.75 to $1.52         $1.09          3,984,000
Cancelled/expired               $0.92 to $1.68         $1.17            (55,000)
                                                                      ---------
Balance at December 31,1997                                           5,684,500
                                                                      =========

Of the options issued in 1997, options to purchase approximately 3,684,500 shares were issued subject to approval of the Company's shareholders. Such approval was received in February 1998. Generally accepted accounting principles require that a charge to compensation expense be made if the market value of the stock on the date of shareholder approval exceeds the market value on the date of grant. The closing bid price of the Company's common stock on the date of the shareholder vote was approximately $1.41. Options to purchase approximately 1.8 million shares were granted at prices that, although fair market value at the time of grant, were lower than $1.41. As a result, the Company will record a charge to compensation expense of approximately $1,200,000 in the first quarter of 1998.

Primarily as a result of the acquisition activity of the Company, 550,000 fully vested nonstatutory stock options were granted to eight investment bankers and other vendors who, as third parties, are outside of the 1995 Plan, as amended. The options are exercisable for from two to ten years, 375,000 shares at a price of $0.75 per share and 175,000 shares at a price of $1.52 per share.

During 1996, the Company granted 100,000 fully vested nonstatutory stock options at fair market value to a third party, which are exercisable for a period of ten years at a price of $1.17 per share. In addition, during 1995, the Company granted 300,000 fully vested nonstatutory stock options at fair market value to a third party, which are exercisable for a

                    BCAM International, Inc. and subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1997

period of eighteen months at a price of $1.05 per share, and 5,000 nonstatutory stock options at fair market value to a third party, which were cancelled in 1996. Further, in 1994 the Company granted 100,000 nonstatutory stock options at fair market value to a third party, which vest ratably over two years and are exercisable for a period of five years at a price of $1.69 per share. At December 31, 1997, 1,050,000 of these options are outstanding.

The following table summarizes information about the options to third parties (1,050,000) and warrants not reflected as granted as part of any option plan.

                                             Options/warrants
                                                Outstanding
                      ----------------------------------------------------------
                                             Weighted Average
         Range of     Number Outstanding at      Remaining      Weighted Average
      Exercise Price    December 31, 1997    Contractual Life   Exercise Price
      --------------------------------------------------------------------------
      $0.65 to $1.00        2,787,382            3.2 years           $0.77
      $1.01 to $1.75        4,377,254            3.4 years           $1.50
      ==========================================================================
      $0.65 to $1.75        7,164,636            3.3 years           $1.22
      ==========================================================================

The Company recorded a charge to selling, general and administrative costs of approximately $175,000 for the year ended December 31, 1997 related to the estimated fair value of the options granted to consultants.

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

                                                       December 31,
                                                    1997           1996
                                                -----------    -----------
    Pro forma net loss:
      Continuing operations                     $(4,995,000)   $(1,617,000)
      Discontinued operations                    (1,376,000)      (245,000)
                                                -----------    -----------
      Total                                     $(6,371,000)   $(1,862,000)
                                                ===========    ===========

    Pro forma net loss per share:
      Basic
        Continuing operations                   $      (.31)   $      (.11)
        Discontinued operations                        (.09)          (.02)
                                                -----------    -----------
                                                $      (.40)   $      (.13)
                                                ===========    ===========
      Assuming dilution
        Continuing operations                   $      (.32)          (.11)
        Discontinued operations                        (.09)          (.02)
                                                -----------    -----------
                                                $      (.41)   $      (.13)
                                                ===========    ===========

The fair value of these options at the date of the grant was estimated with the following weighted average assumptions for 1997 and 1996: risk free interest rates ranging from 6.25% to 6.36%, no dividend yield, volatility factor of the expected market price of the Company's common stock ranging from 49% to 76%, and a weighted average expected life of the options ranging from six to ten years. Because Statement 123 is applicable only to options granted subsequent to December 31, 1994 and employee stock options granted vest over a period from one to four years, its pro forma effect will not be fully reflected in pro forma net loss.

The following table summarizes information about stock options, including those to third parties, outstanding at December 31, 1997:

                      Options Outstanding          Options Exercisable
               --------------------------------    --------------------
                          Weighted
               Number      Average     Weighted    Number     Weighted
-----------------------------------------------------------------------

                    BCAM International, Inc. and subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1997

                    Outstanding at   Remaining   Average   Outstanding  Average
       Range of      December 31,   Contractual  Exercise  at December  Exercise
    Exercise Price       1997          Life       Price      31, 1997    Price
    ----------------------------------------------------------------------------
    $0.75-$1.00       2,950,500     8.06 years    $0.78     1,465,083    $0.78
    $1.01-$2.00       4,033,000      7.5 years    $1.33     1,614,750    $1.21
    $2.01-$3.22         208,000      1.3 years    $2.65       207,000    $2.65
    ----------------------------------------------------------------------------
    $0.75-$3.22       7,191,500      7.5 years    $1.14     3,286,833    $1.11
    ============================================================================

The weighted average fair value of all stock options granted in 1997 was $.63 per share.

8. Discontinued Operations

Ergonomic Consulting Services Division - In December 1997, the Board of Directors of the Company approved a plan to sell the operations of its Ergonomic Consulting Services Division ("ECSD"). ECSD has not generated operating profits and is no longer considered a core asset in light of the Company's current strategy. The plan of disposition involved finding a strategic buyer who would take over the Company's contractual commitments (some of which are long-term) to consulting division customers and liquidating the remaining assets through collection (with respect to receivables) or sale or disposal (with respect to furniture and equipment). On February 9, 1998, the Company closed on the sale of the revenue contract rights and transfer of the obligations for certain related personnel of the ECSD to a third party. Terms of the sale call for the payment of a portion of future revenues of the contracts sold as well as a portion of certain follow-on work, or referrals for work provided by the Company. At December 31, 1997, assets of the ECSD were approximately, 155,000, consisting principally of billed and unbilled receivables, and liabilities were approximately $76,000 consisting principally of trade payables. The operations of the ECSD from January 1, 1998 through disposal on February 9, 1998 did not generate a loss due to the high utilization of personnel on contracts during that time. Approximately $50,000 has been accrued in the December 31, 1997 financial statements as a loss on disposal representing management's estimate of the write-off of furniture and equipment and accrual of certain lease costs. There was no material severance paid in connection with the discontinuance of the ECSD. Revenues, gross margin and net loss for ECSD are approximately the following for the years ended December 31, 1997 and 1996:

                                                             1997        1996
                                                             ----        ----
                      Revenues                            $ 467,000   $ 576,000
                      Gross Margin                        $ 183,000   $ 247,000
                      Net Loss                            $(356,000)  $(245,000)

HumanCAD Systems Operations - During late February 1998, as a result of specific events at the time, the Board of Directors of the Company approved a plan to seek alternative value for the HumanCAD Systems operations ("HCAD") by
(i) initially reducing the activity and (ii) seeking a strategic or management buyer for the operation.

In December 1997, the Company had reached agreement with a funding source to provide approximately $2.5 million for development and marketing of the Company's existing and planned HCAD ergonomic modeling software products. In January 1998, the Company commenced executing the business plan contemplated by the financing but in late February 1998, the funding source advised the Company that they were no longer willing to go forward with the planned financing. The Company is seeking a strategic or possible management buyer for a majority of HCAD.

The measurement date for the discontinuance is February 1998, at which time losses from January 1, 1998 through February 1998 will be recorded and a provision for discontinued operations (principally severance and non-cancellable lease costs) will be made. Such amount is expected to exceed $500,000. The Company has reflected the 1997 operations of HCAD as a discontinued operation in the December 31, 1997 financial statements. At December 31, 1997, assets of the HCAD were approximately $98,000 consisting principally of customer receivables, certain computer and communications equipment, furniture, and inventory. Liabilities were approximately $60,000 consisting principally of trade payables and payroll. Revenues, gross margin and net loss for HCAD are approximately the

                    BCAM International, Inc. and subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1997

following for the year ended December 31, 1997 (HCAD did not operate in 1996):

                                                                        1997
                                                                        ----
                      Revenues                                      $   135,000
                      Gross Margin                                  $   125,000
                      Net Loss                                      $(1,000,000)

9. Commitments and contingencies

Leases - The Company leases its office space for a term extending through March 31, 2000. In August, 1996, this lease was modified to reflect a reduction in leased space. Additionally, the Company has entered into various operating leases for equipment. Future minimum payments under noncancellable operating leases for years ending December 31 are as follows:

                      1998                        $541,000
                      1999                         406,000
                      2000                         256,000
                      2001                          77,000
                      Thereafter                    88,000

Rent expense in 1997 and 1996, under all operating leases, was approximately $550,000 and $179,000, respectively.

Collective bargaining agreement - Approximately 155 of Drew Shoe's approximately 255 employees are covered by a collective bargaining agreement with a union. The contract covering such employees is due to expire in May 1998.

Litigation - In January 1998, a third party filed suit against the Company's Drew Shoe subsidiary alleging that it is due a fee of not less than $297,000 in connection with the Company's acquisition of Drew Shoe. Drew Shoe disputes this claim and the Company intends to vigorously defend this action. There are no other material legal proceedings pending against the Company.

10. Pension

The Company has two noncontributory, defined benefit pension plans covering substantially all employees. Benefits under the plan covering nonunion employees are based on average monthly compensation and years of service. Benefits under the plan covering union employees are based on years of service. The Company's policy is to make contributions to the plans sufficient to meet minimum funding requirements. Effective September 3, 1997, the Company's non-union plan was frozen and no future benefits will accrue to participants in the plan. The net pension liability at December 31, 1997 reflects the result of these plan changes.

A summary of the components of net periodic pension cost for the period from September 22, 1997 to December 31, 1997 is as follows:

                  Service cost                                 $  9,000
                  Interest                                       33,000
                  Actual return on plan assets                  (14,000)
                  Amortization and deferral                      (4,000)
                                                               --------
                  Net pension cost                             $ 24,000
                                                               ========

                    BCAM International, Inc. and subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1997

The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheet as of December 31, 1997:

            Actuarial present value of benefit obligation:
                Vested benefit                                   $1,525,000
                Nonvested benefits                                   70,000
                                                                 ----------
            Accumulated and projected benefit obligation          1,595,000
            Plan assets at fair market value                      1,056,000
                                                                 ----------
            Accumulated benefit obligations in excess of
                plan assets                                         539,000
            Accrued pension cost                                 $  539,000

Significant assumptions used in the accounting for the defined benefit plans were as follows:

            Discount rate                                             7.00%
            Expected long-term rate of return on assets               8.25%

The plans assets are invested in an annuity investment fund, certificates of deposit, insurance contracts and interest bearing cash accounts.


11. Other

Other assets- Other noncurrent assets principally include patent costs of approximately $147,000 (net of related amortization of approximately $61,000), intangible pension assets (approximately $106,000) and cash surrender value of life insurance (approximately $88,000). Goodwill (preliminary) in connection with the Drew acquisition is included in other assets and totals approximately $21,000.

Other non-current liabilities- Other non-current liabilities consist principally of accrued pension cost and certain non-current obligations under contracts and commitments in connection with the acquisition of Drew Shoe.

Costs of financings not completed- In the third quarter of 1997, the Company was able to secure more favorable acquisition financing and credit facility for its acquisition of Drew Shoe than it had originally expected. As a result, the Company elected not to complete a proposed acquisition financing and a proposed credit facility. Costs associated with such uncompleted financings of approximately $130,000 were charged to Interest and financing costs in the year ended December 31, 1997.

Charges to fourth quarter operations - Significant charges to operations in the fourth quarter of 1997 include: (i) approximately $175,000 for the estimated value of options granted to consultants in May and September 1997, (ii) accrual of contractual management bonuses for three executives of approximately $75,000 (including $25,000 related to discontinued operations), (iii) write off of approximately $75,000 of capitalized software costs no longer considered realizable (included in discontinued operations) and (iv) costs of approximately $235,000 related to a collaborative research effort (microvalve) and certain software development costs.

                    BCAM International, Inc. and subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1997

Advertising expense - Advertising expense for Drew Shoe were approximately $125,000 for the period of inclusion of Drew Shoe in the Company's financial statements for 1997. Such costs are expensed as incurred.

Significant customer - One customer accounts for approximately 11% of the Company's revenues for the year ended December 31, 1997. This information is not meaningful for the year ended December 31, 1996 due to the level of revenue and the discontinued operations.

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholder
Drew Shoe Corporation

We have audited the accompanying statements of operations and cash flows of DREW SHOE CORPORATION for the period from January 1, 1997 to September 22, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Drew Shoe Corporation for the period from January 1, 1997 to September 22, 1997, in conformity with generally accepted accounting principles.


                                          /s/ ERNST & YOUNG LLP

Melville, New York
March 15, 1998

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholder
Drew Shoe Corporation

We have audited the accompanying statements of operations and cash flows of DREW SHOE CORPORATION for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Drew Shoe Corporation for the year ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                 /s/ J.H. COHN LLP

Roseland, New Jersey
September 26, 1997

                              DREW SHOE CORPORATION

                  STATEMENTS OF OPERATIONS FOR THE PERIOD FROM
                   JANUARY 1, 1997 THROUGH SEPTEMBER 22, 1997
                      AND THE YEAR ENDED DECEMBER 31, 1996

                                   January 1, 1997 through        Year Ended
                                     September 22, 1997       December 31, 1996
                                     ------------------       -----------------
Net sales                               $11,124,000              $14,609,000
Cost of goods sold                        6,657,000                9,147,000
                                        -----------              -----------
Gross profit                              4,467,000                5,462,000
                                        -----------              -----------
Operating expenses:
  Selling                                 2,690,000                3,477,000
  General and administrative              1,358,000                1,700,000
                                        -----------              -----------
    Totals                                4,048,000                5,177,000
                                        -----------              -----------
Operating income                            419,000                  285,000
                                        -----------              -----------
Interest expense                           (261,000)                (338,000)
Interest and other income                    33,000                   79,000
                                        -----------              -----------
Net income                              $   191,000              $    26,000
                                        ===========              ===========

See Notes to Financial Statements.

                              DREW SHOE CORPORATION

                  STATEMENTS OF CASH FLOWS FOR THE PERIOD FROM
                   JANUARY 1, 1997 THROUGH SEPTEMBER 22, 1997
                      AND THE YEAR ENDED DECEMBER 31, 1996

                                                   January 1, 1997 through      Year Ended
                                                     September 22, 1997     December 31, 1996
                                                     ------------------     -----------------
Operating activities:
 Net income                                                 191,000             $  26,000
 Adjustments:
 Depreciation and amortization                              188,000               248,000
  Changes in operating assets and liabilities:
   Accounts receivable                                     (512,000)              433,000
   Inventories                                              316,000              (712,000)
   Prepaid expenses and other                              (236,000)               25,000
   Accounts payable                                         235,000                26,000
   Accrued expenses                                        (104,000)              120,000
                                                          ---------             ---------
    Net cash provided by operating activities                78,000               166,000
                                                          ---------             ---------

 Investing activities:
  Purchases of property and equipment                      (118,000)             (266,000)
  (Increase) decrease in cash value of life
    insurance and other                                     (19,000)               59,000
                                                          ---------             ---------
    Net cash used by investing activities                  (137,000)             (207,000)
                                                          ---------             ---------

 Financing activities:
  Net proceeds under revolving note agreement               852,000               218,000
  Proceeds from long-term debt                                   --                24,000
  Principal payments on long-term debt                     (628,000)             (146,000)
  Distributions to shareholders                             (60,000)              (56,000)
                                                          ---------             ---------
    Net cash provided by financing activities               164,000                40,000
                                                          ---------             ---------

 Net increase (decrease) in cash                            105,000                (1,000)

 Cash, beginning of period                                   27,000                28,000
                                                          ---------             ---------

 Cash, end of period                                      $ 132,000             $  27,000
                                                          =========             =========

 Supplemental disclosure of cash flow data:
 Interest paid                                            $ 259,000             $ 329,000
                                                          =========             =========

 Supplemental disclosure of noncash investing
  and financing information:
  Change in additional pension liability:
  Increase (decrease) in intangible pension asset         $ 106,000             $(237,000)
  Increase in stockholders' equity                          (51,000)             (180,000)
                                                          ---------             ---------
    Totals                                                $  55,000             $(417,000)
                                                          =========             =========

See Notes to Financial Statements.

Note 1 - Business and summary of accounting policies:

      Business:

            Drew Shoe Corporation (the "Company") designs, manufactures, imports, markets and distributes women's and men's shoes for sale to independent retailers and through Company-owned retail operations throughout the United States.

      Basis of accounting/Use of estimates:

            The accompanying financial statements are prepared on the historical basis of accounting of the Company prior to its acquisition, on September 22, 1997, by BCAM International, Inc. ("BCAM"). Results of operations and cash flows on the historical basis of accounting may not be indicative of future results of operations. This is because, among other factors, the additional depreciation, amortization or other charges which may result from the revaluation of the assets and liabilities of the Company in connection with the acquisition. Further, the recording of other acquisition adjustments, as well as future events and conditions, may affect comparisons.

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      Financial instruments and off-balance-sheet risk:

            Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company maintains its cash in bank deposit accounts that, at times, may exceed Federally insured limits. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, their dispersion across different geographic areas, and generally short payment terms. In addition, the Company routinely assesses the financial strength of its customers.

      Inventories:

            Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

      Property and equipment:

            Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

      Goodwill:

            Goodwill, included in other assets, is amortized on a straight-line basis over periods ranging from five to twenty years.

      Revenue recognition:

            Revenue from wholesale product sales is recognized at the time products are shipped. Revenue from retail product sales through Company-owned retail operations is recognized at the point of sale.

      Income taxes:

            The Company has elected to be treated as an "S" Corporation under the applicable sections of the Internal Revenue Code. Under these sections, corporate income or loss, in general, is allocated to the stockholders for inclusion in their personal income tax returns. Accordingly, there is no provision for Federal income taxes in the accompanying financial statements.

            The Company has also elected to be treated as an "S" Corporation in the states in which it files corporate income tax returns. Accordingly, no provision for state income taxes has been provided in the accompanying financial statements.

      Advertising:

            The Company expenses the cost of advertising as incurred. Advertising costs charged to operations were approximately $321,000 and $364,000 for the period from January 1, 1997 through September 22, 1997 and for the year ended December 31, 1996, respectively.

Note 2 - Inventories:

      Inventories used in the computation of cost of goods sold were approximately $6,378,000 and $6,694,000 at September 22, 1997 and December 31, 1996, respectively.

Note 3 - Property and equipment:

      Property and equipment consists of the following at September 22, 1997 and December 31, 1996, respectively, and were amortized utilizing the estimated useful lives indicated below:

                                            Range of
                                            Estimated     September    December
                                           Useful Lives   22, 1997     31, 1996
                                           ------------   --------     --------
        Land                                             $  100,000     $100,000
        Building and improvements          10-35 years      857,000      865,325
        Machinery and equipment             5-13 years    2,742,000    2,614,715
                                                         ----------   ----------
                 Total                                    3,699,000    3,580,040
        Less accumulated depreciation                     2,397,000    2,229,895
                                                         ----------   ----------

                 Total                                    1,302,000   $1,350,145
                                                         ----------   ----------

Note 4 - Notes payable - and long term debt:

      Charges for interest included in the accompanying Statements of Operations and Cash Flows are based principally upon the following historical borrowings of the Company:

                                                                Approximate
                                                             Weighted Average
                                                                Borrowings
                                                             ----------------
                                                                    To
                                                                 September
                                                                 22, 1997
                                                                 --------
      Revolving credit (prime) and Bankers Acceptance
        ($500,000 at 7.25%) facility with a Bank                 $2,164,000

      Mortgage Note payable with interest at prime plus .25         375,000

      Notes payable to related party with interest at prime         214,000

      Debentures payable to related parties with interest
        at 10%                                                      845,000

      All other                                                      25,000
                                                                 ----------
               Total                                             $3,623,000
                                                                 ==========

      The Revolving Credit and Banker Acceptance facility, Mortgage Notes and Debentures were repaid on September 22, 1997 in connection with the acquisition by BCAM.

      Interest charged to the Statement of Operations for related parties approximated $108,000 and $119,000 in the period ended September 22, 1997 and the year ended December 31, 1996.

      Principal payment requirements on the above obligations, as adjusted for the refinancing discussed in Note 9, in each of the five years subsequent to December 31, 1997 are as follows:

                   Year Ending
                   December 31,            Amount
                   ------------            ------
                   1998                  $  148,000
                   1999                   2,980,000
                   2000                     694,000
                   2001                       2,000
                   2002                       2,000

Note 5 - Pension plans:

      The Company has two noncontributory, defined benefit pension plans covering substantially all employees. Benefits under the plan covering nonunion employees are based on average monthly compensation and years of service. Benefits under the plan covering union employees are based on years of service. The Company's policy is to make contributions to the plans sufficient to meet minimum funding requirements. Effective September 3, 1997, the Company's non-union plan was frozen and no future benefits will accrue to participants in the plan. The net pension liability at December 31, 1997 reflects the result of these plan changes with no material curtailment gain or loss.

      A summary of the components of net periodic pension cost for the period from January 1, 1997 to September 22, 1997 and for the year ended December 31, 1996 is as follows:

                                                 1997             1996
                                               --------        --------
         Service cost                          $ 28,000        $136,000
         Interest                               100,000         144,000
         Actual return on plan assets           (40,000)        (46,000)
         Amortization and deferral              (13,000)        (13,000)
                                               --------        --------
         Net pension cost                      $ 75,000        $221,000
                                               ========        ========

      Significant assumptions used in the accounting for the defined benefit plans were as follows:

      Discount rate                                              7.00%

      Expected long-term rate of return on assets                8.25%

      Effective September 3, 1997, the accrual of future benefits under the nonunion defined benefit pension plan was suspended. The effect of the curtailment of the nonunion plan on the Company's financial statements at December 31, 1996 cannot currently be determined.

Note 6 - Commitments and other matters:

      Lease commitments:

            The Company leases retail space and certain machinery and equipment under operating leases that expire through 2003. Related rent expense amounted to approximately $269,000 and $369,000 for the period from January 1, 1997 through September 22, 1997 and for the year ended December 31, 1996, respectively.

            Future minimum rental payments required under the noncancelable operating leases in years subsequent to December 31, 1997 are as follows:

                      Year Ending
                      December 31,                            Amount
                      ------------                            ------
                          1998                               $390,000
                          1999                                251,000
                          2000                                100,000
                          2001                                 38,000
                          2002                                 28,000

      Collective bargaining agreement:

            At September 22, 1997, approximately 60% of the Company's workforce is represented under a collective bargaining agreement which expires May 31, 1998.

      Concentrations:

            The Company relies to a large extent on medical footwear for sales. Approximately 60% of the Company's sales are women's shoes. One customer accounts for more than approximately 11% of the Company's sales.

Note 7 - Provision for income taxes:

      A reconciliation of income taxes based on pre-tax income and the Federal statutory rate to the Company's effective rate for the period from January 1, 1997 through September 22, 1997 and the year ended December 31, 1996 follows:

                                                    Period ended     Year ended
                                                      September       December
                                                      22, 1997        31, 1996
                                                      --------        --------
      Federal statutory income tax rate                 34.0%           34.0%
      Increase (decrease) resulting from:
        State income taxes, net of Federal
         tax benefit                                     7.8             7.0
        "S" Corporation income not subject
         to Federal or state tax                       (48.6)          (42.7)
        Other                                            6.8             1.7
                                                        ----             ---

      Effective rate                                      -- %            -- %
                                                        ====            ====

Note 8 - Unaudited proforma income tax information:

      Unaudited proforma income tax information as if the Company had been a "C" Corporation subject to Federal and state income taxes follows:

                                               Period ended        Year ended
                                                 September          December
                                                 22, 1997           31, 1996
                                                 --------           --------
         Income before income
           taxes                                 $191,000           $ 26,000
         Pro forma provision
           for income taxes                       (73,000)           (10,000)
                                                 --------           --------
         Pro forma net income                    $118,000           $ 16,000
                                                 ========           ========

Note 9 - Subsequent events:

      Effective September 22, 1997, the Company's stockholders sold all of the outstanding common stock of the Company to BCAM International, Inc. ("BCAM"), a publicly-held software technology and consulting company, for cash and other consideration.

      On September 22, 1997, the Company entered into a new $4,500,000 revolving credit facility and a $1,000,000 term loan with the Bank. Under the terms of the revolving credit facility, the Company may borrow a maximum of 80% of eligible accounts receivable, as defined, and 35% of eligible inventory, as defined. Such borrowings bear interest at the prime rate plus 1.5%, payable monthly. Principal payments are not required under the revolving credit facility until expiration on September 30, 1999. Borrowings under the revolving credit facility and the term loan are secured by substantially all of the Company's assets and guaranteed by BCAM.

      The agreement contains various restrictive covenants including net worth requirements, limitations on dividends and distributions, limitations on transactions with affiliates, as defined, and the maintenance of a debt service coverage ratio.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

      As of April 10, 1998, the directors and executive officers of BCAM International, Inc. ("the Company") are as follows:

Name                 Class  Age  Position with Company
----                 -----  ---  ---------------------
Michael Strauss        I    56   Chairman, President, Chief Executive Officer
                                 and Director
Robert P. Wong         I    56   Vice Chairman, Chief Technology Officer and
                                 Director
Norman B. Wright      II    61   Vice Chairman, President and Chief Executive
                                 Officer, HumanCAD(R) Systems and Director
Charles G. Schuyler         50   President and Chief Executive Officer of Drew
                                 Shoe Corporation (a subsidiary of the Company)
Kenneth C. Riscica          44   Vice President - Finance, Chief Financial
                                 Officer, Treasurer and Secretary
Joel L. Gold          II    56   Director
Glenn F. Santmire     III   54   Director
Mark L. Plaumann       I    42   Director
Stephen Savitsky      III   52   Director

The Company's directors have historically been elected by the Company's stockholders at each annual meeting or, in the case of a vacancy, were appointed by the directors then in office, to serve until the next annual meeting or until their successors are elected and qualified. Officers are appointed by and serve at the discretion of the Board of Directors. At the 1997 Annual Meeting of Stockholders, held on February 19, 1998, the stockholders approved a resolution providing for the staggered election of members of the Board of Directors. The Company has elected to group the Directors into three classes, with each class to serve for a three year period. In that manner, the shareholders benefit from continuity and experience of the Directors. The Directors are grouped into Class I, Class II and Class III. In the first year of such classifications, it is necessary to stagger the period of service of the Classes. Thereafter, members of each Class would serve for three years. Therefore, Class I Directors serve for a three year period ending with the annual meeting of shareholders following the year ended December 31, 1999, Class II Directors serve for two years until the annual meeting following the year ended December 31, 1998 and the Class III Directors serve for one year until the next annual meeting of the shareholders

      Michael Strauss became the Company's President and Chief Operating Officer effective January 2, 1995 and its Chairman of the Board and Chief Executive Officer on February 16, 1995. From 1991 to December 31, 1994, Mr. Strauss was President and Chief Operating Officer of Colorado Prime Corp., a home food service company providing home delivery of high quality, custom designed food programs to retail customers. From 1984 to 1991, he was Chairman and Chief Executive Officer of Capital Credit Corporation, a subsidiary of Union Corporation, a New York Stock Exchange Company. Capital Credit Corporation provides receivables management and consumer debt collection services to corporations in the financial services, telecommunications, health care and related businesses. Prior to his tenure at Union Corporation, Mr. Strauss was employed by American Express Company in various senior management positions including Executive Vice President of the Financial Services Division of Shearson Lehman Brothers, Executive Vice President of Travel Related Services, and President of American Express Canada, Inc. Mr. Strauss has a BBA from the City University of New York and an MBA from the Baruch School-City University of New York.

      Robert P. Wong was appointed Vice Chairman of the Board and Chief Technology Officer in February 1995, after having become a director in February of 1994. From September 1996 through October 15, 1997, Mr. Wong also served as Acting Chief Financial Officer, Acting Secretary and Acting Treasurer. Previously, from February 1994 through February 1995, Mr. Wong worked as a representative for the Prudential Insurance Company, and was a private investor from 1989 to February 1995. Over the previous 27 years, Mr. Wong was founder and president of several technology companies and president of several subsidiaries of Coordinated Apparel, Inc. Mr. Wong has an SB in Electrical Engineering and also an SB in Industrial Management from Massachusetts Institute of Technology.

      Norman B. Wright was appointed President and Chief Executive Officer of the Company's HumanCAD Systems division and Vice-Chairman of the Board of Directors of the Company in April of 1997. Previously, Mr. Wright was President and Chief Executive Officer of Virtek Vision International, Inc., a Canadian-based, multi-national laser-projection machine intelligence and pattern analysis systems designer and manufacturer. Prior to that he has held senior management posts in several companies and has launched and guided a number of public software technology companies through their successful development.

      Charles G. Schuyler was appointed a director in September of 1997 and resigned as a director effective April 1, 1998. Mr. Schuyler is President and Chief Executive Officer of Drew. Drew Shoe was acquired by the Company on September 22, 1997. Mr. Schuyler commenced his employment with Drew Shoe in 1970 and became a 50% principal owner in 1982. Mr. Schuyler is a member of the National Shoe Retailers Association, Pedorthic Footwear Association and Two/Ten Foundation. Mr. Schuyler is a graduate of Ohio University majoring in Economics.

      Kenneth C. Riscica joined the executive officers of the Company as Vice President - Finance, Chief Financial Officer, Treasurer and Secretary effective October 16, 1997. Mr. Riscica, formerly a partner in charge of an emerging companies practice group with Arthur Andersen & Co. LLP (having been a partner from 1987 to 1992 after joining the firm in 1976), more recently served as Chief Executive Officer of Riscica Associates, Inc.,(1993-1997) a financial and management consulting firm and as Chief Financial Officer of Magna-Lab, Inc., a publicly traded medical technology company (1993 to 1997).

      Joel L. Gold was elected a Director in February 1994. Since September 1997, Mr. Gold has served as Vice Chairman of Coleman and Company Securities Inc., and Senior Managing Director of Interbank Capital Group, LLC. From April 1996 to September 1997, Mr. Gold was Executive Vice President of L.T. Lawrence Co., an investment banking firm. From April 1995 to April 1996, Mr. Gold was a managing director and head of investment banking at Fechtor & Detwiler. From 1993 to 1995, Mr. Gold was a managing director at Furman Selz Incorporated, an investment banking firm. Prior to joining Furman Selz, from 1991 to 1993, he was a managing director at Bear Sterns & Co., an investment banking firm. Previously, Mr. Gold was a managing director at Drexel Burnham Lambert for nineteen years. He is currently a member of the Board of Directors of Concord Camera, Sterling Vision, Inc. and Life Medical Sciences, Inc. Mr. Gold has a law degree from New York University and an MBA from Columbia Business School.

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

      Mark L. Plaumann was appointed a director in September of 1997. Mr. Plaumann has been a Senior Vice President of Wexford Management from January 1996 to March 1997 and is presently a consultant to that firm, and since March 1995 has been a director and/or Vice President of the general partner of various public partnerships managed by Wexford Management. Mr. Plaumann joined the predecessor entities of Wexford Management in February 1995. Prior to joining Wexford Management, Mr. Plaumann was a Managing Director of Alvarez & Marsal, Inc., a crisis management consulting firm, from 1990 to 1995, and from 1985 to 1990 he was with American Healthcare Management, Inc., an owner and operator of hospitals, where he served in a variety of capacities, most recently as its President. Prior to that he was with Ernst & Young LLP in its auditing and consulting divisions for eleven years. Mr. Plaumann is a director of Wahlco Environmental Systems, Inc., a manufacturer of environmental conditioning systems.

      Stephen Savitsky was appointed a director in October of 1997. Mr. Savitsky is the Founder, Chairman of the Board of Directors and Chief Executive Officer, since 1988, of Staff Builders, Inc., a large provider of temporary services to the home healthcare industry in the United States. Mr. Savitsky has a BA in Economics from Yeshiva University and an MBA in Marketing and Finance from Baruch School of Business.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based solely on the Company's review of the copies of such forms received by it during the Company's fiscal year ended December 31, 1997, the Company believes that the Reporting Persons complied with all filing requirements applicable to them except with respect to Mr. Riscica who did not timely file a Form 4 in connection with options to purchase 200,000 shares of common stock granted to him in 1997.

ITEM 10. EXECUTIVE COMPENSATION

Directors' Compensation

      Employee-directors receive no compensation for serving on the Board of Directors other than reimbursement of expenses incurred in attending meetings. Non-employee directors elected or appointed to the Board of Directors are paid an annual director's fee of $5,000 plus $500 for each Board meeting attended and are reimbursed for expenses incurred in attending meetings.

Executive Compensation

      The table set forth below shows information concerning the compensation for services in all capacities during the years indicated paid to or earned by
(i) the Company's Chief Executive Officer and (ii) each executive officer of the Company (other than the Chief Executive) whose annual compensation exceeded $100,000 during 1997.

                                                                                Long Term
                                        Annual Compensation               Compensation Awards
                                ------------------------------------      -------------------
Name and Principal               Salary     Bonus     Other Annual     Options       All Other
Position                  Year    ($)        ($)    Compensation ($)     (#)     Compensation ($)
--------                  ----  --------  --------  ----------------  ---------  ----------------
Michael Strauss (1)
  Chairman, President,
  Chief Executive         1997  $225,000  $100,000       $9,000       2,000,000        --
  Officer and Chief       1996  $200,000     --          $8,280           --           --
  Operating Officer       1995  $200,000     --          $7,743       1,000,000        --

Robert P. Wong (2)
  Vice Chairman and       1997  $127,000  $ 25,000       $6,000         750,000        --
  Chief Technology        1996  $102,000     --          $6,000           --           --
  Officer                 1995  $ 87,000     --          $2,000         492,500        --

Norman Wright (3)
  Vice Chairman and
  Chief Executive         1997  $ 93,750  $ 25,000       $7000          750,000        --
  Officer of the          1996     --        --            --             --           --
  HumanCAD division       1995     --        --            --             --           --

----------
(1) Mr. Strauss became employed by the Company as its President and Chief Operating Officer on January 2, 1995 at an annual salary of $200,000. He subsequently became Chairman and Chief Executive Officer on February 16, 1995

(2) Mr. Wong was elected a Director in February, 1994. He became employed by the Company as its Chief Technology Officer, and was appointed Vice Chairman, on February 16, 1995 at an annual salary of $84,000, which was subsequently raised to $102,000. From September, 1996 through October 15, 1997, he also served as Acting Chief Financial Officer, Acting Secretary and Acting Treasurer.

(3) Mr. Wright became Vice Chairman of the Board and President and Chief Executive Officer of HumanCAD Systems Division in April 1997. Pursuant to a consulting agreement effective April 7, 1997, and expiring April 7, 1999, unless renewed, Mr. Wright receives a basic consulting fee at a rate of $125,000 per annum and a performance bonus of at least $25,000 per year for the first two years.

Employment Agreements

Michael Strauss

      Mr. Michael Strauss became the President and Chief Operating Officer of the Company effective January 2, 1995 pursuant to an employment agreement dated October 13, 1994 and amended on February 16, 1995. On February 16, 1995 Mr. Strauss became the Chief Executive Officer and Chairman of the Board of Directors. Pursuant to a revised employment agreement effective January 1, 1997, and expiring December 31, 1999, unless renewed, Mr. Strauss receives a base salary at a rate of $225,000 per year. Mr. Strauss shall be entitled to receive a bonus, which amount for the period ending December 31, 1997 shall not exceed $100,000 nor be less than $25,000. The amount of the bonus for the years ending December 31, 1998 and December 31, 1999 shall be agreed to by Mr. Strauss and the Company by December 31, 1997, and be based upon mutually agreed to objectives for Mr. Strauss. Mr. Strauss is also entitled to participate in any pension plans or bonus plans of the Company or of any subsidiary, which ever is more beneficial to him, to be included in the Company's health, disability, life insurance and other benefit plans, and to receive an allowance for the cost of an automobile.

      Mr. Strauss received, in addition to his salary and any bonus, (i) options to purchase at the fair market value January 2, 1995, an aggregate of 300,000 shares of common stock of the Company, scheduled to vest and become exercisable for 100,000 shares on January 2, 1996, for 100,000 shares on January 2, 1997, and for 50,000 shares on January 2, 1998 and 1999, respectively; (ii) options to purchase at the fair market value on February 16, 1995, an aggregate of 200,000 shares of common stock of the Company, scheduled to vest and become exercisable for 50,000 shares on February 16, 1996, 1997, 1998 and 1999 respectively; (iii) options to purchase at the fair market value on May 7, 1997, an aggregate of 1,000,000 shares of common stock of the Company, scheduled to vest and become exercisable 33 1/3% of such shares immediately, 33 1/3% of such shares on January 2, 1998, and 33 1/3% of such shares on January 2, 1999, (iv) options to purchase, at the fair market value on July 3, 1995, an aggregate of 500,000 shares of common stock of the Company, scheduled to vest and become exercisable for 100,000 shares on each of the succeeding four anniversary dates, and (v) options to purchase at the fair market value on September 17, 1997, an aggregate of 1,000,000 shares of common stock of the Company, scheduled to vest and become exercisable 33 1/3% of such shares on September 17,1998, 33 1/3% of such shares on September 17, 1999, and 33 1/3% of such shares on September 17, 2000. All options granted hereunder shall be incentive stock options to the extent they may qualify for such treatment.

Robert P. Wong

      Mr. Robert P. Wong became Vice Chairman of the Board and Chief Technology Officer of the Company effective February 16, 1995. Pursuant to an employment agreement effective January 1, 1997, and expiring December 31, 1998, unless renewed, Mr. Wong receives a base salary at a rate of $127,000 per annum. Mr. Wong shall be entitled to receive a bonus, which amount for the period ending December 31, 1997 shall not exceed $70,000 nor be less than $25,000. The amount of the bonus for the year ending December 31, 1998 shall be agreed to by Mr. Wong and the Company by December 31, 1997, and be based upon mutually agreed to objectives for Mr. Wong. Mr. Wong is also entitled to participate in any pension plans or bonus plans of the Company or of any subsidiary, which ever is more beneficial to him, to be included in the Company's health, disability, life insurance and other benefit plans, and to receive an allowance for the cost of an automobile.

      Mr. Wong received, in addition to his salary and any bonus, (i) option to purchase at the fair market value on July 21, 1994 an aggregate of 7,500 shares of common stock of the Company scheduled to vest and become exercisable on July 21, 1995; (ii) options to purchase at fair market value on February 16, 1995 an aggregate of 200,000 shares of common stock of the Company, scheduled to vest and become exercisable for 10,000 shares on August 16, 1995, for 51,250 shares on February 16, 1996, for 51,250 shares on February 16, 1997, for 43,750 shares on February 16, 1998, and for 43,750 shares on February 16, 1999; (iii) options to purchase at the fair market value on June 22, 1995 an aggregate of 25,000 shares of common stock of the Company, scheduled to vest and be exercisable for 10,000 shares on June 22, 1995, for 7,500 shares on June 22, 1996, and for 7,500 shares on June 22, 1997; (iv) options to purchase at the fair market value on July 3, 1995, an aggregate of 267,500 shares of common stock of the Company, scheduled to vest and be exercisable for 66,875 shares on each of the succeeding anniversaries of the grant, over four years; and (v) options to purchase at the fair market value on May 7, 1997, an aggregate of 500,000 shares of common stock of the Company, scheduled to vest and become exercisable 50% of such shares immediately and 50% of such shares on January 2, 1998. Subsequently, on September 17, 1997, he was granted on option to purchase 250,000 shares of common stock of the Company, scheduled to vest and become exercisable, in equal amounts on the anniversary of the grant, over three years. All options granted hereunder shall be incentive stock options to the extent they may qualify for such treatment.

Norman B. Wright

      Mr. Norman B. Wright became Vice Chairman of the Board and President and Chief Executive Officer of the HumanCAD Systems division in April 1997. Pursuant to a consulting agreement effective April 7, 1997, and expiring April 7, 1999, unless renewed, Mr. Wright receives a basic consulting fee at a rate of $125,000 per annum. Mr. Wright is entitled to receive a performance bonus on an annual basis within 30 days of the end of the Company's fiscal year. The amount of such bonus shall be fixed by the board of directors of the Company acting upon recommendations from Management and its Compensation Committee, provided that the minimum amount of incentive bonus payable to Mr. Wright in respect of each of the first two years of the engagement will be not less than $25,000.00. Mr. Wright is also entitled to receive an allowance for the cost of an automobile, and will be reimbursed for the costs of maintaining a health plan, including a term life insurance policy.

      Mr. Wright received, in addition to his salary and any bonus, options to purchase at the fair market value on May 7, 1997, an aggregate of 500,000 shares of common stock of the Company, scheduled to vest and become exercisable 50% of such shares immediately and 50% of such shares on April 7, 1998. Subsequently, on September 17, 1997, he was granted on option to purchase 250,000 shares of common stock of the Company, scheduled to vest and become exercisable, in equal amounts on the anniversary of the grant, over three years. All options granted hereunder shall be incentive stock options to the extent they may qualify for such treatment.

      Notwithstanding the fixed term of the engagement, the Company may terminate the engagement of Mr. Wright at any time for cause including but not limited to any material breach of the provisions of the agreement by Mr. Wright.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information as of March 31, 1998, based on information obtained from the records of the Company with respect to the beneficial ownership of shares of Common Stock of the Company by (i) each person known by the Company to be owners of more than five percent of the outstanding shares of Common Stock, (ii) each director and nominee and certain executive officers, and (iii) all officers and directors as a group.

                                  Common Stock
                                  ------------

                                                       Amount and Nature       Percentage of Common
   Name and Address of Beneficial Owner            of Beneficial Ownership(1)       Stock Owned
   ------------------------------------            --------------------------       -----------
R. Weil & Associates (2)                                   1,234,500(6)                 6.5%
Kirr, Marbach & Company LLC (2)                            2,054,500(7)                10.9%
Kirr Marbach Group (2)                                     2,252,500(8)                11.9%
Austost Anstalt Schaau (3)                                 2,025,000(9)                10.8%
UFH Endowment Ltd. (3)                                     2,025,000(9)                10.8%
Impleo, LLC (4)                                            2,000,000(10)               11.2%
Wexford Management, LLC (4)                                2,000,000(11)               11.2%
Wexford Special Situations 1997, LP (4)                    1,250,600(12)                7.0%
Michael Strauss (5)                                        1,266,666(13)                7.1%
Robert P. Wong (5)                                           528,750(14)                3.1%
Norman B. Wright (5)                                         250,000(15)                1.5%
Joel L. Gold( 5)                                             107,500(16)                 *
Sandra Meyer (5)                                                 -0-(17)                 *
Glenn F. Santmire (5)                                         25,000(18)                 *
Charles Schuyler (5)                                         375,000                    2.2%
Mark Plaumann (5)                                                -0-                     *
Stephen Savitsky (5)                                             -0-                     *
All officers and directors as a group (9 persons)          2,552,916                   11.5%

1 The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

2     Address is 621 Washington Street, Columbus, IN 47201.

3 Address is c/o L.H. Financial Services, 160 Central Park South, New York, NY 10019.

4     Address is 411 West Putnam Avenue, Greenwich, CT 06830.

5 Address is c/o BCAM International, Inc., 1800 Walt Whitman Road, Melville, New York 11747

6 Includes 320,000 shares issuable upon exercise of Non-Redeemable Class AA Warrants and 62,000 shares issuable upon exercise of Non-Redeemable Class DD Warrants.

7 Kirr Marbach & Company LLC, a registered investment advisor and the managing general partner of the three Limited Partnerships (621 Partners, Appleton Associates and R. Weil & Associates), has sole voting and dispositive discretion with respect to securities held by the Limited Partnerships, which include in the aggregate 700,000 shares issuable upon exercise of Non-Redeemable Class AA Warrants and 122,000 shares issuable upon exercise of Non-Redeemable Class DD Warrants.

8 Kirr Marbach & Co., LLC (as a general partner of the Limited Partnerships), David M. Kirr, Terry B. Marbach and Gregg T. Summerville may be deemed to constitute a group within the meaning of Regulation 13D-G. Beneficial ownership by this group include in the aggregate 700,000 shares issuable upon exercise of Non-Redeemable Class AA Warrants being registered herein and 320,000 shares issuable upon exercise of Non-Redeemable Class DD Warrants.

9 Includes 2,000,000 shares of Common Stock issuable upon the conversion of 50 shares of BCA Services, Inc.

      Preferred Stock being registered herein and 25,000 shares issuable upon exercise of Non-Redeemable Class BB Warrants.

10 Impleo, LLC was organized for the purpose of investing in the Registrant. The members of Impleo are Wexford Spectrum Investors, LLC, Wexford Special Situations 1997, LP and Wexford Special Situations 1997 Institutional, LP. Impleo has sole voting and dispositive discretion with respect to securities held by these entities, which include, in the aggregate, 2,000,000 shares of Common Stock issuable upon exercise of Non-Redeemable Class DD Warrants.

11 Wexford Management LLC, the manager of Impleo, LLC and Wexford Spectrum Investors, LLC and the investment manager of Wexford Special Situations 1997, LP and Wexford Special Situations 1997 Institutional, LP, has sole voting and dispositive discretion with respect to securities held by these entities, which include, in the aggregate, 2,000,000 shares of Common Stock issuable upon exercise of Non-Redeemable Class DD Warrants.

12 Include 1,250,600 shares of Common Stock issuable upon exercise of Non-Redeemable Class DD Warrants.

13 Includes options to purchase 679,833 shares of Common Stock exercisable within 60 days of the date hereof, plus options to purchase 586,833 shares of Common Stock which will be exercisable within 60 days. Does not include options to purchase 439,917 shares of Common Stock not exercisable within 60 days of the date hereof, and options to purchase 1,293,417 shares of Common Stock not exercisable within 60 days.

14 Includes options to purchase 308,688 shares of Common Stock exercisable within 60 days of the date hereof, plus options to purchase 220,062 shares of Common Stock which will be exercisable within 60 days. Does not include options to purchase 251,187 shares of Common Stock not exercisable within 60 days of the date hereof, and options to purchase 470,063 shares of Common Stock not exercisable within 60 days..

15 Includes options to purchase 29,938 shares of Common Stock exercisable within 60 days of the date hereof, plus options to purchase 220,062 shares of Common Stock which will be exercisable within 60 days. Does not include options to purchase 29,937 shares of Common Stock not exercisable within 60 days of the date hereof, and options to purchase 470,063 shares of Common Stock not exercisable within 60 days of the date hereof.

16 Includes options to purchase 57,500 shares of Common Stock exercisable within 60 days of the date hereof. Does not include options to purchase 50,000 shares of Common Stock not exercisable within 60 days of the date hereof.

17 Does not include options to purchase 50,000 shares of Common Stock not exercisable within 60 days of the date hereof.

18 Includes options to purchase 25,000 shares of Common Stock exercisable within 60 days of the date hereof. Does not include options to purchase 50,000 shares of Common Stock not exercisable within 60 days of the date hereof.

*     Less than 1.0%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     10.1     Stock Redemption Agreement(1)
     10.2     1989 Stock Option Plan(1)
     10.3     Employment Agreement with Dr. Clifford M. Gross(1)
     10.4     Employment Agreement with Arthur Fein(1)
     10.5     Bridge Warrant(1)
     10.6     Bridge Note and Related Loan Agreement(1)
     10.7     Consulting Agreement with Lear Siegler Seating
              Corporation(1)
     10.8     Extension Agreement to Redemption Agreement (Exhibit
              10.1)
     10.9     Consulting Agreement dated August 1, 1988 with NRC
              Resources Group, Inc.(1)
     10.10    General Release of NRC Resources Group, Inc.(1)
     10.11    Mortgage Note and Related Loan Agreement and
              Mortgage and Security Agreement(1)
     10.12    Second Extension Agreement to Redemption Agreement(4)
     10.13    Merger and Acquisition Agreement with D.H. Blair &
              Co., Inc.(4)
     10.14    1989 Nonstatutory Stock Option Plan(2)
     10.15    Consulting Agreement with D.H. Blair & Co., Inc.(4)
     10.16    Consulting Agreement with Steelcase, Inc.(2)
     10.17 License and Manufacturing Agreement with MicroComputer Accessories, Inc.(4)
     10.18    Employment Agreement with Cynthia Roth(4)
     10.19    Employment Agreement with Kenneth Goodman(4)
     10.20    Form of Employment Agreement with Ava Stern(4)
     10.21    Form of Employment Agreement with William G. Sirois(4)
     10.22    Lease of Premises at 1800 Walt Whitman Road,
              Melville, New York(4)
     10.23 Consulting Agreement dated as of February 1, 1990, with NRC Resources Group, Inc.(4)
     10.24    Underwriting Agreement (for IPO) with D.H. Blair & Co., Inc.(4)
     10.25 Securities Purchase Agreement dated June 25, 1991, among the Company, the Purchasers and D.H. Blair & Co., Inc.(5)
     10.26 Security Agreement dated as of June 25, 1991 between the Company and D.H. Blair & Co., Inc., as Purchasers' Representative(5)
     10.29 Employment Agreement dated as of June 20, 1991 between David A. Deutsch and the Company(5)
     10.30    Letter of Understanding between Kenneth A. Goodman and the
              Company(5)
     10.31 Employment Agreement dated as of August 1, 1991 between Joel Sher and the Company(5)
     10.32    Amendment to 1989 Stock Option Plan(5)
     10.33    Distributor Agreement with Techexport, Inc.(3)
     10.34 Partnership Agreement dated December 28, 1992, for Ergonomic Solutions Group (ESG)(8)
     10.35 License Agreement dated December 28, 1992, between the Company and ESG(8)
     10.36 Development and Licensing Agreement dated March 5, 1993, between the Company and McCord Winn Textron, Inc.(8)
     10.37 Agreement dated August 22, 1992, between the Company and PT Industry Pesawat Terbang Nusantara (IPTN)(8)
     10.38    Further Amendments to 1989 Stock Option Plan(8)
     10.39 Amendment to Development and Licensing Agreement dated October 27, 1993, between the Company and McCord Winn Textron.(10)
     10.40 Investors Consulting Agreement with Strategic Growth International Inc.(9)
     10.41 Agreement dated December 22, 1993 between the Company and PT Industri Pesawat Terbank Nusantara (IPTN)(9)

     10.42 Agreement dated September 29, 1993, between the Company, McCord Winn Textron, Inc. and Lear Seating Company.(9)
     10.43 Development and Licensing Agreement dated January 4, 1994, between the Company and Reebok International Ltd.(9)
     10.44 Development and License Agreement dated September 28, 1994, between the Company and Lumex, Inc.(11)
     10.45 Employment Agreement dated October 13, 1994, between Michael Strauss and the Company 10)
     10.46 Letter Agreement dated February 15, 1996, between the Company and McCord Winn Textron, Inc. to extend the Development and License Agreement dated March 5, 1993 (14)

     10.47 Amendment to Employment Agreement between Michael Strauss and the Company(13)

     10.48    1995 Stock Option Plan(13)

     10.49 Amendment letter of agreement dated August 15, 1996 between the Company and McCord Winn Textron, Inc.(15)

     10.50 Letter of agreement terminating the September 28, 1994, Development and License Agreement between the Company and Lumex, Inc.(15)

     10.51 Letter of Agreement with Josephberg & Grosz to provide the Company investment banking services(15)

     10.52 Stock Purchase Agreement between the Company and the owners of Drew Shoe Corporation(15)

     21.00    Subsidiaries of the Company (12)

     24(a)    Consent of Ernst & Young, LLP.

     24(b)    Consent of J.H. Cohn LLP

     27       Financial Data Schedule

----------
(1) Filed as an Exhibit to Registrant's Registration Statement on Form S-18 (file no. 33-31282) and incorporated herein by reference thereto.
(2) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (file no. 0-18109) and incorporated herein by reference thereto.
(3) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (file no. 0-18109) and incorporated herein by reference thereto.
(4) Filed as an Exhibit to Registrant's Registration Statement on Form S-1 (file no. 33-38204) and incorporated herein by reference thereto.
(5) Filed as an Exhibit to Post Effective Amendment No. 1 to Registrant's Registration Statement on Form S-1 (file no. 33-38204) and incorporated herein by reference thereto.
(6) Filed as an Exhibit to Post Effective Amendment No. 2 to Registrant's Registration Statement on Form S-1 (file no. 33-38204) and incorporated herein by reference thereto.
(7) Filed as an Exhibit to Post-Effective Amendment No. 3 to Registrant's Registration Statement on Form S-1 (file no. 33-38204) and incorporated herein by reference thereto.
(8) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992 (file no. 0-18109) and incorporated herein by reference thereto.
(9) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 (file no. 0-18109) and incorporated by reference thereto.
(10) Filed as an Exhibit to Registrant's Form 10-QSB/A filed December 5, 1994 amending the Form 10-QSB for quarterly period ended September 30, 1994 (file no. 0-18109) and incorporated by reference thereto.
(11) Filed as an Exhibit to Registrant's Form 10-QSB/A for the fiscal year ended December 31, 1993 (file no. 0-18109) and incorporated by reference thereto.
(12) Filed as an Exhibit to Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 (file no. 0-18109) and incorporated by reference thereto.

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

              (b) Reports on Form 8-K

                  During the fourth quarter of the period covered by this Report, the Company filed a report on Form 8-K/A to report the following events:

                  1 The acquisition of Drew Shoe Corporation ("Drew Shoe") and to provide the audited financial information and unaudited pro-forma information required and to disclose Drew Shoe's entering into a bank credit facility as described therein.
                  2 2 The recent sale of $1.2 million of preferred stock of its subsidiary BCA Services, Inc. which are convertible into the common stock of the Company as described therein.
                  3 3 The acquisition financing totaling $6,000,000 of 10%/13% Convertible Notes and warrants. The Convertible Notes are convertible into 7.5 million shares of common stock of the Company at $0.80 per share, subject to antidilution provisions. The warrants are exercisable into 2.4 million shares of the Company's common stock at $1.75 per share. The acquisition financing contains certain covenants and other matters that are further described therein.
                  4 4 Option grants to purchase approximately 2,070,000 shares of the Company's common stock.
                  5 5 Changes in Directors and the addition of a Vice President - Finance.
                  6 6 Revisions to the terms of the Company's Class B and Class E warrants as a result of the operation of the anti-dilution provisions of underlying warrant agreements in respect of the acquisition financing.
                  7 7 Shares, warrants and options issued in connection with the acquisition of Drew and related acquisition financing.

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

                                BCAM International, Inc.

                                By: /s/ Michael Strauss
                                   ---------------------------------------------
                                    Michael Strauss
                                    Chairman of the Board of Directors
                                    Chief Executive Officer
                                    (Principal Executive Officer)
                                    Date: April 20, 1998

                                By: /s/ Kenneth C. Riscica
                                   ---------------------------------------------
                                    Kenneth C. Riscica
                                    Vice President - Finance,
                                    Chief Financial Officer, Treasurer
                                     and Secretary
                                    (Principal Financial and Accounting Officer)
                                    Date: April 20, 1998

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Strauss              Chairman of the Board            April 15, 1998
----------------------------      of Directors
Michael Strauss                   and Chief Executive Officer
                                  (Principal Executive Officer)

/s/ Robert P. Wong               Director, Vice Chairman and      April 15, 1998
----------------------------     Chief Technology Officer
Robert P. Wong

/s/ Norman B Wright              Director, Vice Chairman,         April 15, 1998
----------------------------      President and Chief
Norman B. Wright                  Executive Officer,
                                  HumanCAD(R) Systems

/s/ Joel L. Gold                 Director                         April 15, 1998
----------------------------
Joel L. Gold

/s/ Glenn F. Santmire            Director                         April 15, 1998
----------------------------
Glenn F. Santmire

/s/ Mark L Plaumann              Director                         April 15, 1998
----------------------------
Mark L Plaumann

/s/ Stephen Savitsky             Director                         April 15, 1998
----------------------------
Stephen Savitsky