Form 10-Q
period 1998-03-31
BCAM INTERNATIONAL INC
filed 1998-05-20
CIK 856143

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended   March 31, 1998
                                                ------------------

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

          For the transition period from _____________ to _____________

                        Commission file number   0-18109
                                                ---------

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

                1800 Walt Whitman Road, Melville, New York 11747
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (516) 752-3550
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                          Yes |_|   No |X|


      State the number of shares outstanding of each of the issuer's classes of
common equity as of May 10, 1998, the latest practicable date:    20,555,242
                                                                --------------

      Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

                            BCAM INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

     Condensed Consolidated Balance Sheet--March 31, 1998 (Unaudited)..........3

     Condensed Consolidated Statements of Operations - Three Months
            Ended March 31, 1997 and 1997 (Unaudited)..........................4

     Condensed Consolidated Statements of Cash Flows - Three Months Ended
            March 31, 1998 and 1997 (Unaudited)................................5

     Condensed Consolidated Statements of Changes in Shareholders' Equity -
            Three Months Ended March 31, 1998 (Unaudited)......................6

     Notes to Condensed Consolidated Financial Statements - March 31, 1998
           (Unaudited)......................................................7-12

Item 2. Management's Discussion and Analysis or Plan
             of Operations.................................................13-15

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings.....................................................16

Item 2. Changes in Securities and Use of Proceeds.............................16

Item 4. Submission of Matters to a Vote of Security Holders...................17

Item 5. Other Information..................................................17-18

Item 6. Exhibits and Reports on Form 8-K......................................18


SIGNATURES....................................................................19

INDEX OF EXHIBITS.............................................................20

                            BCAM International, Inc.
                Condensed Consolidated Balance Sheet (Unaudited)
                                 March 31, 1998

Assets
Current assets:
    Cash and cash equivalents                                                 $    656,000
    Accounts receivable, less allowance for doubtful accounts of
      approximately $120,000                                                     1,822,000
    Inventory                                                                    6,870,000
    Prepaid expenses and other current assets                                      279,000
    Current assets of discontinued operations                                      270,000
                                                                              ------------
Total current assets                                                             9,897,000

Property, plant, and equipment, at cost:
    Land & buildings                                                               835,000
    Equipment, furniture and fixtures                                            3,086,000
    Leasehold improvements                                                          51,000
                                                                              ------------
                                                                                 3,972,000
    Less accumulated depreciation and amortization                                (910,000)
                                                                              ------------
                                                                                 3,062,000
Deferred finance costs, net                                                        839,000
Other assets                                                                       328,000
                                                                              ------------
Total assets                                                                  $ 14,126,000
                                                                              ============

Liabilities and shareholders' equity
Current liabilities:
    Current portion of long term debt                                         $    575,000
    Accounts payable                                                             1,829,000
    Accrued expenses and other current liabilities                               1,363,000
    Current liabilities of discontinued operations, principally accruals           325,000
                                                                              ------------
Total current liabilities                                                        4,092,000

Long term debt and convertible notes, net of current maturities
and unamortized debt discount                                                    8,567,000
Other non-current liabilities                                                      301,000
Minority interest                                                                        0
Commitments and contingencies
Shareholders' equity
   Acquisition preferred stock, 750,000 shares authorized, none outstanding
   Preferred stock, 2,000,000 shares authorized, none issued
   Common stock, par value $.01 per share; authorized 65,000,000 shares,
     19,238,226 shares issued and 18,475,044 shares outstanding                    193,000
   Paid-in surplus                                                              28,308,000
   Unamortized charge for beneficial debt conversion                            (3,016,000)
   Deficit                                                                     (23,420,000)
                                                                              ------------
                                                                                 2,065,000
    Less 763,182 treasury shares                                                  (899,000)
                                                                              ------------
                                                                                 1,166,000
                                                                              ------------
Total liabilities and shareholders' equity                                    $ 14,126,000
                                                                              ============

See accompanying notes

                            BCAM International, Inc.
           Condensed Consolidated Statements of Operations (Unaudited)


                                           Three months ended March 31
                                          ----------------------------
                                              1998            1997
                                          ------------    ------------

Revenues
     Sales                                $  3,835,000    $
     License revenue                             2,000
                                          ------------    ------------
          Total                              3,837,000

Cost of revenues                             2,336,000
                                          ------------    ------------

     Gross profit                            1,501,000

Selling, general and administrative          1,910,000         367,000
Charge for compensatory element of 1997
options approved in 1998                       858,000
                                          ------------    ------------
Research & development                         150,000           8,000
                                          ------------    ------------

     Income (loss) from operations          (1,417,000)       (375,000)
                                          ------------    ------------


Other income (expense)
     Interest and financing costs             (494,000)             --
     Charge for beneficial debt
      conversion                            (1,493,000)             --
     Interest income                            24,000           7,000
                                          ------------    ------------
                                             1,963,000
                                          ------------    ------------


Loss from continuing operations             (3,380,000)       (368,000)

Discontinued operations, including
    estimated loss on disposal of
    approximately $250,000 in 1998            (803,000)        (50,000)
                                          ------------    ------------

 Net loss                                 $ (4,183,000)   $   (418,000)
                                          ============    ============

Net loss per share:
     Continuing operations                $      (0.19)   $      (0.03)
     Discontinued operations              $      (0.05)   $      (0.00)
                                          ------------    ------------
          Net loss per share              $      (0.24)   $      (0.03)
                                          ============    ============

Weighted average number of common
   shares outstanding                       17,720,000      15,408,000
                                          ============    ============

See accompanying notes

                            BCAM International, Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                             Three months ended March 31
                                                                             --------------------------
                                                                                1998           1997
                                                                             -----------    -----------
Operating activities
Net loss                                                                     $(4,183,000)   $  (418,000)
Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                               90,000         23,000
      Amortization of unamortized charge for beneficial debt conversion        1,493,000             --
      Amortization of deferred finance cost and debt discount                    135,000             --
      Compensation charge for stock options including $286,000 related to
      discontinued operations                                                  1,144,000             --
      Interest paid in kind                                                      390,000             --
      Changes in operating assets and liabilities:
         Accounts receivable                                                    (238,000)       (25,000)
         Inventory                                                              (592,000)
         Current assets of discontinued operations                               (17,000)
         Prepaid expenses and other current assets                               (74,000)      (119,000)
         Accounts payable, accrued expenses and other current liabilities        894,000         78,000
         All other operating changes                                             (93,000)
                                                                             -----------    -----------
Net cash (used in) operating activities                                       (1,051,000)      (461,000)
                                                                             -----------    -----------

Investing activities
Purchase of equipment and software technology                                   (130,000)       (97,000)
Cash paid for deferred acquisition costs                                              --        (84,000)
                                                                             -----------    -----------
Net cash (used in) provided by investing activities                             (130,000)      (181,000)
                                                                             -----------    -----------

Financing activities
Proceeds from sale of common stock                                                    --      1,075,000
Payment of notes payable and long term debt                                       72,000             --
Proceeds from short-term debt                                                          0             --
Drawdown (payment) of revolving credit agreement                                 171,000             --
Cash paid for deferred financing, stock issuance and registration costs               --        (48,000)
All other, net                                                                        --             --
                                                                             -----------    -----------
Net cash provided by financing activities                                        243,000      1,027,000
                                                                             -----------    -----------

(Decrease) increase in cash and cash equivalents                                (938,000)       386,000
Cash and cash equivalents at beginning of period                               1,594,000        526,000
                                                                             -----------    -----------
Cash and cash equivalents at end of period                                   $   656,000    $   912,000
                                                                             ===========    ===========

See accompanying notes

                               BCAM International

        Condensed Consolidated Statements of Common Shareholders' Equity

                                                                                             Unamortized
                                                                                              Charge for
                                                 Common Stock $.01 par value     Paid-in    Beneficial Debt
                                                    Shares         Amount        Surplus      Conversion         Deficit
                                                 ------------------------------------------------------------------------
Balance at January 1, 1998                        18,171,641   $    182,000   $ 26,338,000   $ (4,290,000)   $(19,237,000)
                                                 ------------------------------------------------------------------------
Conversion of subsidiary preferred stock into
common stock of the Company                        1,066,585         11,000        607,000
Record beneficial debt conversion                                                                 219,000
Amortization of beneficial debt conversion                                                      1,493,000

Record Compensation element of stock options                                     1,144,000
Net loss                                                                                                       (4,183,000)
                                                 ------------------------------------------------------------------------
Balance at March 31, 1998                         19,238,226   $    193,000   $ 28,308,000   $ (3,016,000)   $(23,420,000)
                                                 ========================================================================

                                                               Shares held
                                                  Subtotal       Treasury           Total
                                                -------------------------------------------
Balance at January 1, 1998                      $  2,993,000   $   (899,000)   $  2,094,000
                                                -------------------------------------------
Conversion of subsidiary preferred stock into
common stock of the Company                          618,000                        618,000
Record beneficial debt conversion                  1,493,000                      1,493,000
Amortization of beneficial debt conversion        (4,183,000)                    (4,183,000)

Record Compensation element of stock options
Net loss
                                                -------------------------------------------
Balance at March 31, 1998                       $  2,065,000   $   (899,000)   $  1,166,000
                                                ===========================================

See accompanying notes.

                    BCAM International, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 1998

1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included. Financial position at March 31, 1998 and results of operations for the three-month period ended March 31, 1998 include the financial position and results of operations of Drew Shoe Corporation ("Drew Shoe") since its acquisition by the Company on September 22, 1997 (see Note 3). Results of operations for the three-month period ended March 31, 1997 do not reflect the results of Drew Shoe (because this period precedes the acquisition of Drew Shoe) and have been restated to reflect, as discontinued operations, the Company's Ergonomic Consulting Services Division ("ECSD") and HumanCAD Software Operations ("HCAD"). Results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of results of operations to be expected for the year ending December 31, 1998.

      For further information, refer to the audited consolidated financial statements and related notes thereto of the Company (at December 31, 1997 and for the two year periods then ended) and the audited statements of operations and cash flows of Drew Shoe (for the period from January 1, 1997 to September 22, 1997 and for the year ended December 31, 1996) included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

2. Description of Business and Principles of Consolidation

      BCAM International, Inc. and subsidiaries (the "Company") has been primarily a software, technology and consulting company, specializing in providing ergonomic solutions (human factors engineering) to individuals, corporations and government. On September 22, 1997, the Company acquired Drew Shoe Corporation ("Drew Shoe") as described in Note 3.

      The Company's revenues have recently been derived primarily from ECSD. In December 1997 the Board of Directors of the Company decided to discontinue the operations of ECSD due to the inability of that business to generate operating profits for the Company. In February 1998, the Board of Directors of the Company decided to discontinue the operations of HumanCAD as a result of the lack of available financing, on acceptable terms to the Company, to further the necessary business development activities of that division.

      Since the acquisition of Drew Shoe, the Company's revenues in the near term are expected to be derived principally from the medical footwear business. The Company's focus is on creating value for its shareholders through its investment in medical footwear and related industries and on broadening and strengthening the development and commercialization of the Company's Intelligent Surface Technology ("IST") and its proprietary "microvalve".

      The consolidated financial statements include the accounts of BCAM International, Inc. and its subsidiaries, Drew Shoe (medical footwear), BCAM Technologies, Inc. (principally IST and related technologies), BCA Services, Inc. (principally ECSD) which has been discontinued), and HumanCAD Systems, Inc. (principally software development and marketing which has been discontinued).

3. Acquisition of Drew Shoe Corporation

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

      The following summary shows the unaudited pro-forma results of operations for the three-month period ended March 31, 1997 assuming that the Company had purchased Drew Shoe as of January 1, 1997. This information gives effect to the increased interest and financing costs (excluding certain material non-recurring charges for beneficial conversion features of certain security placements and other costs which are discussed in Note 4 below and in Notes 6 and 7 to the Consolidated Financial Statements at December 31, 1997) and the amortization of fair value adjustments principally for increased depreciation and amortization. The Company has not included a provision for income taxes because it believes that it will have sufficiently available net operating losses available to offset any anticipated profits from Drew Shoe.

                                                               Quarter ended
                                                               March 31, 1997
                                                               --------------

                  Revenues                                      $  3,700,000
                                                                ------------
                  Loss from operations                          $   (161,000)
                                                                ------------
                  Loss from continuing operations               $   (526,000)
                                                                ------------
                  Net Loss,  excluding  non-recurring
                  charges                                       $   (643,000)
                                                                ------------

4. Long Term Debt and Convertible Notes

      Secured bank debt - Simultaneously with the acquisition of Drew Shoe, the Company through its wholly-owned subsidiary, Drew Shoe, entered into a credit facility with a commercial bank consisting of: (i) a revolving line of credit up to $4,500,000 (which is based upon agreed upon percentages of accounts receivable and inventory) and (ii) a term loan of $1,000,000. As of March 31, 1998, the Company believes there was an aggregate of approximately $3,100,000 available under the revolving line of credit facility, approximately $2,789,000 of which is in use at that date.

      The revolving line of credit matures on September 30, 1999, and calls for current payments of interest at a rate of prime plus 1.5% (10% at March 31,1998). The term loan portion of the credit facility also bears an interest rate of prime plus 1.5% (10% at March 31, 1998) and is payable in monthly principal installments of $11,905, plus interest, through September 30, 2000 with a payment due at that time of $583,000. Both the revolving line of credit and term loan may be used for general working capital purposes and are guaranteed by the Company. The credit facility with this bank, as amended on April 14, 1998, requires Drew Shoe to maintain compliance with certain financial covenants, principally net worth, and contains restrictions on the transfer of cash to the Company.

      Costs incurred in connection with the bank term loan and revolving credit totaling approximately $75,000, are included in Deferred finance cost and are being amortized to Interest and financing cost using the effective interest method over a two year period.

      Secured 10%/13% Convertible Notes and Warrants - In order to fund the acquisition of Drew Shoe and provide working capital to the Company, on September 19, 1997, the Company issued subordinated convertible notes (the "Convertible Notes"), and Non-Redeemable Class DD Warrants, in the aggregate amount of $6,000,000. The Convertible Notes are due, as amended, on April 16, 1999, unless at any time after September 19, 1998 they are converted, at $.80 per share, into 7,500,000 shares of Common Stock of the Company (subject to antidilution provisions). The Convertible Notes bear an interest rate of

10%, payable semi-annually, but the Company, at its discretion, may pay interest in the form of additional Convertible Notes in which case the annual interest rate becomes 13% with semi-annual compounding.

      On March 19, 1998, the Company elected to pay the semiannual interest payment in the form of additional Convertible Notes ("payment in kind"). As such, the Company increased the related obligation by $390,000

      On April 14, 1998, the noteholders and the Company entered into the First Amendment of the Note Purchase Agreement (together with a Stock Pledge Agreement and Security Agreement) in order to restructure the agreement. The key elements of the restructuring are as follows: (1) waiving of the Company's violations of the financial covenants at December 31, 1997 (as well as certain other breaches of the agreement), (2) eliminating the financial covenants through April 16, 1999, (3) securing the obligation with a pledge of all of the assets of the Company (excluding the assets of Drew Shoe which are already pledged to a bank), including the stock of the Company's subsidiaries, (4) accelerating the maturity date for the obligation from September 19, 2002 to April 16, 1999, (5) cancellation of Class DD warrants to purchase 400,000 shares of common stock of the Company, (6) issuance to the holders a total of 10% of the common shares of the Company's subsidiaries Drew Shoe Corporation and BCAM Technologies, Inc. As a result of the restructuring, the Company has a significant capital requirement to repay this obligation ($6,390,000 including $390,000 of interest "paid in kind" on March 19, 1998) in approximately one year or face default and foreclosure on the security. It is the Company's intention to refinance or otherwise restructure this obligation prior to its maturity. The Company expects to take a significant charge to operations in the second quarter of 1998 in connection with the finalization of the restructuring of the debt.

      The Company has allocated approximately $1,872,000 of the $6,000,000 received from the sale of the Convertible Notes and Warrants as the estimated value of the detachable warrants issued in connection with the Convertible Notes resulting in a discount to the value assigned to the Convertible Notes. Such amount has been amortized over the initial five-year term of the Convertible Notes in the accompanying condensed consolidated financial statements.

      Deferred financing costs of approximately $825,000 in connection with the transaction are being amortized over the initial five-year term of the Convertible Notes in the accompanying financial statements.

      The market value of the Company's common stock on the Nasdaq SmallCap market on September 19, 1998 was approximately $1.50 and approximately $1.25 at March 19, 1998 (when additional Convertible Notes were issued as payment in kind for interest).

      In response to positions recently taken by the Securities and Exchange Commission, Emerging Issues Task Force Statement D-60 has been issued. Statement D-60 requires certain accounting for securities issued which are convertible into common stock at a value which is "beneficial" at the date of issuance (such as the Convertible Notes). This accounting requires that the beneficial value be charged to operations (based upon the traded market price, without discount, compared to the conversion price) in the case of a convertible note over a period reflecting the shortest period in which the investor has to exercise and under the most favorable terms to the investor. As such, the Company has charged approximately $5,925,000 at September 19, 1997, and an additional $219,000 at March 19, 1998, to Unamortized Charge for Beneficial Debt Conversion in the shareholders' equity section of its Consolidated Balance Sheet. Such amount represents the value of the beneficial debt conversion feature of the Convertible Notes measured at the date of issuance in September 1997 and for the payment in kind in March 1998. This amount is being charged to Interest and financing costs in the Consolidated Statements of Operations at the rate, as adjusted for the March 1998 payment in kind, of approximately $1,591,000 per quarter until September 19, 1998. This charge to operations is considered a non-recurring charge in the preparation of the summary pro-forma data contained in Note 3.

      At March 31, 1998, long term debt consists of the following:

      10%/13% Convertible Notes, face amount
      $6,390,000, net of approximately $1,673,000
      of unamortized debt discount with interest
      payable on March 19 and September19, due
      April 16, 1999 unless earlier converted                       $4,717,000

      Revolving credit arrangement with a bank,
      payable on September 30, 1999, bearing
      interest at prime plus 1.5 %                                   2,789,000

      Term Loan agreement with a bank, bearing
      interest at prime plus 1.5% payable in monthly
      principal installments of $11,905 plus interest
      through September 30, 2000 when the final
      payment of $583,000 is due.                                      929,000

      Notes payable to sellers of Drew Shoe (including
      $187,500 payable to the ongoing President of
      Drew Shoe), bearing interest at 8%, with monthly
      payments of principal aggregating $8,333 plus interest
      and balloon payments aggregating $200,000 on
      September 19, 1999                                               350,000

      All other                                                        355,000
                                                                    ----------
               Total long term debt                                  9,140,000
               less: current portion                                   573,000
                                                                    ----------
                                                                    $8,567,000
                                                                    ==========

      Principal payment requirements on the above obligations, adjusted for the debt restructure described above is approximately as follows subsequent to March 31, 1998:

                        Years ended                                     Amount
                                                                    ----------
                        1998                                          $573,000
                        1999                                         9,550,000
                        2000                                           690,000
                                                                    ----------
                                                                    10,813,000
                        Less unamortized debt discount              (1,673,000)
                                                                    ----------
                          Total Long-term Debt at March 31, 1998    $9,140,000
                                                                    ----------

5. Private Placements

      1998 Private placement of common shares and warrants - On April 22, 1998, the Company completed a private offering of its common stock and warrants. The offering raised aggregate proceeds of $2,000,000 for the purchase of 1,980,198 shares of common stock of the Company and warrants to purchase 250,000 shares of common stock at $2.05 for three years by six accredited investors. The Company has agreed to register such shares and has agreed to penalties of 3% per month should the registration statement not be declared effective within 130 days.

      The number of shares issuable to these investors will be "repriced" pursuant to a schedule initially in four $300,000 increments and then in four $200,000 increments on eight occasions commencing with the effectiveness of a registration statement covering the shares and again 60 days later and then in 30 day intervals. On such dates, the investor would receive the additional number of shares, if any, that result from the difference between the number of shares actually issued and the number of shares which would have been issued using a 23% discount to the market price, as defined, at that time. The operation of this provision could result in significantly greater number of shares being issued. The investors have agreed not to sell any shares before at least 120 days after the closing. The Company has agreed not to issue certain financings and has agreed to pay a placement agent a 6.5% fee in connection with the transaction.

      1997 Sale of common stock and warrants of the Company - In January 1997, the Company commenced an offering and ultimately sold 1,075,000 equity units (each consisting of one share of the

Company's common stock and one non-redeemable Class AA warrant) for $1,075,000. The Class AA warrants, as amended, entitle the holder to purchase one share of the Company's Common Stock at $0.65 per share until March 31, 2002. In April 1998, warrants to purchase 100,000 shares of common stock were exercised by he holders.

      During 1997 the Company issued Convertible Preferred Stock of its BCA Services, Inc. ("BCA") subsidiary (and certain warrants) which were convertible into common stock of the Company. (As discussed in Note 7 to the Condensed Consolidated Financial Statements for the year ended December 31, 1997 included in the Company's Form 10-KSB.) During the three months ended March 31, 1998, the remaining Convertible Preferred Stock of BCA was converted into 1,066,585 shares of the Company's common stock at an average conversion price of approximately $0.65 per share.

6. Discontinued Operations

      Ergonomic Consulting Services Division - In December 1997, the Board of Directors of the Company approved a plan to sell the operations of its Ergonomic Consulting Services Division ("ECSD"). ECSD has not generated operating profits and is no longer considered a core asset in light of the Company's current strategy. The plan of disposition involved finding a strategic buyer who would take over the Company's contractual commitments (some of which are long-term) to consulting division customers and liquidating the remaining assets through collection (with respect to receivables) or sale or disposal (with respect to furniture and equipment). On February 9, 1998, the Company closed on the sale of the revenue contract rights and transfer of the obligations for certain related personnel of the ECSD to a third party. Terms of the sale call for the payment of a portion of future revenues of the contracts sold as well as a portion of certain follow-on work, or referrals for work provided by the Company. At March 31, 1998, assets of the ECSD were approximately $180,000, and liabilities were not material. The operations of the ECSD from January 1, 1998 through disposal on February 9, 1998 did not generate a loss due to the high utilization of personnel on contracts during that time. Approximately $50,000 has been accrued in the December 31, 1997 financial statements as a loss on disposal representing management's estimate of the write-off of furniture and equipment and accrual of certain lease costs. Management believes that the $50,000 accrual recorded in December 1997 continues to be adequate at March 31, 1998. There was no material severance paid in connection with the discontinuance of the ECSD.

      HumanCAD Systems Operations - During late February 1998, as a result of specific events at the time, the Board of Directors of the Company approved a plan to seek alternative value for the HumanCAD Systems operations ("HCAD") by
(i) initially reducing the activity and (ii) seeking a strategic or management buyer for the operation.

      In December 1997, the Company had reached agreement with a funding source to provide approximately $2.5 million for development and marketing of the Company's existing and planned HCAD ergonomic modeling software products. In January 1998, the Company commenced executing the business plan contemplated by the financing but in late February 1998, the funding source advised the Company that they were no longer willing to go forward with the planned financing. The Company continues to seek a strategic or possible management buyer for HCAD.

      The measurement date for the discontinuance is February 1998, at which time losses from January 1, 1998 through February 1998 have been recorded and a provision for discontinued operations (principally severance and non-cancellable lease costs) has been made. At March 31, 1998, assets of the HCAD were immaterial and liabilities (excluding intercompany) were approximately $300,000 consisting principally of trade payables and payroll.

      Revenues, gross margin and net loss for ECSD and HCAD discontinued operations are approximately the following for the quarter ended December 31, 1998 and 1997:


                                 1998            1997
                             ------------    ------------
            Revenues           $  ,000        $  71,000

            Gross Margin       $  ,000        $  (8,000)
            Net Loss           $ (,000)       $(117,000)

7. Other

      Per share data - In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Net loss per share has been computed on the basis of the weighted average number of common shares outstanding. Common stock equivalents have been excluded because their effect is antidilutive.

      Income taxes - The Company accounts for income taxes in accordance with Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes". The Company has not reflected a benefit for income taxes in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997, since the future availability of net operating loss carryforwards have been offset in full by valuation allowances in accordance with FASB Statement No. 109.

      Antidilution adjustments to 10%/13% Convertible Notes and Class B Warrants and Class E Warrants - Principally as a result of the 1998 Private Placement of common stock and warrants in April 1998, the Company believes that the antidilution provisions of the Convertible Notes and the Class B and Class E Warrants have been triggered. The calculation of the revised amounts has not yet been completed by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

The Company has historically been a software, technology and consulting company, specializing in providing ergonomic solutions (human factors engineering) to individuals, corporations and government. On September 22, 1997, the Company acquired Drew Shoe Corporation ("Drew Shoe"), a designer, marketer, manufacturer and distributor of medical footwear. Drew Shoe had annual revenues of approximately $15.1 million in 1997 and $14.6 million in 1996 and has been in business for approximately 125 years. Drew Shoe provides the Company with ongoing revenue, as well as potential new product opportunities through utilization of Company technology (both existing and under development) into Drew Shoe products and a platform for further possible acquisition of medical footwear and related business.

The Company's revenues have recently been derived primarily from ergonomic consulting services. In December 1997 the Board of Directors of the Company decided to sell the operations of the ergonomic consulting services business as discussed in Note 6 to Condensed Consolidated Financial Statements. In late February 1998, the Board of Directors of the Company decided to seek alternative value for, and discontinued, the operations of the HumanCAD software division as discussed in Note 6 to the Condensed Consolidated Financial Statements.

Since the acquisition of Drew Shoe, the Company's revenues in the near term are expected to be derived principally from the medical footwear business. The Company is a now a medical footwear and technology company with a focus on: (i) building its presence in medical footwear and related industries through internal growth and planned acquisitions, (ii) advancing the development and commercialization of the Company's Intelligent Surface Technology ("IST") and
(iii) developing new technologies including its proprietary "microvalve." The Company has collaborative research and development relationships with the State University of New York at Stony Brook and with MCNC which provide resources in strengthening the Company's technologies.

See Liquidity and Capital Resources regarding the restructure of certain long-term debt.

Results of Operations

Results of operations for the three months ended March 31, 1998 continue to be significantly impacted by restructuring developments including: (1) the integration of the September 1997 acquisition of Drew Shoe, (2) the discontinuation of the Ergonomic Consulting Services and HumanCAD software divisions, (3) a charge to compensation expense for certain options granted during 1997 which were at exercise prices which were below the market value when approved by the shareholders in February 1998 and (4) charges and costs related to the financing to acquire Drew Shoe and other financing during the year.

Drew Shoe acquisition - Effective September 22, 1997, the Company acquired all of the outstanding Common Stock of Drew Shoe for approximately $4.7 million plus the assumption of liabilities. The Company has accounted for its acquisition of Drew Shoe under the purchase method of accounting. As such, the results of operations of Drew Shoe are consolidated with the Company's operations for the three months ended March 31, 1998, but not for the three months ended March 31, 1997. Drew Shoe had operating income (before subsidiary interest and finance costs, net of interest income, of approximately $110,000) of approximately $142,000 during the quarter ended March 31, 1998. Further, the Company expects to take steps to build the revenue base and profitability of Drew Shoe. The Company expects that its revenues in the near term will be principally from Drew Shoe.

Discontinued operations - As discussed in greater detail in Note 6 to the Condensed Consolidated Financial Statements, the Company has recorded the operations of the Ergonomic Consulting Services

Division ("ECSD") and HumanCAD Software Division ("HCAD") as discontinued operations. The two divisions represented combined revenues and operating losses of approximately $202,000 and $803,000, respectively, for the three months ended March 31, 1998. Provisions for losses on discontinuance of these operations of approximately $50,000 and $250,000 have been recorded to operations in the fourth quarter of 1997 and first quarter of 1998, respectively. Additionally, the three-months ended March 31, 1998 includes a charge to discontinued operations for approximately $286,000 for the compensatory element of stock options granted in 1997 and approved by the shareholders in February 1998. These divisions were discontinued because ECSD did not generate operating profits for the Company and HCAD required capital which the Company could not obtain on favorable terms.

Charges and costs related to financings - Interest and financing costs for the year ended December 31, 1997 consisted principally of: (i) non-cash amortization of Unamortized charge for beneficial debt conversion of approximately $1,493,000 as a result of the application of EITF Statement D-60, (ii) amortization of debt discount recorded to recognize estimated fair value of detachable warrants of approximately $95,000, (iii) amortization of Deferred finance costs of approximately $50,000 and (iv) accrual for interest and all other of approximately $350,000 (including approximately $90,000 to reflect the incremental interest (from 10% to 13%) associated with the Company's decision to make the March 19, 1998 interest payment in kind). See Note 4 to financial statements regarding the significant non-cash charge which results from the accounting under EITF Statement D-60.

Ongoing selling, general and administrative costs - Selling, general and administrative costs increased from approximately $367,000 to approximately $1,910,000 principally as a result of the addition of such costs at Drew Show as well as increased corporate costs for compensation and professional fees.

Research and development costs - In the three months ended March 31, 1998, research and development costs consist principally of costs associated with the Company's development of a "microvalve" in collaboration with a third party, MCNC.

License revenues - License revenues consist principally of revenues received from IST products and have not been significant to date. One Company's licensee, Textron, has launched a new product, in September 1997, utilizing IST in an automobile seat. It is expected that such product would generate license revenues for the Company in approximately the fourth quarter of 1998.

Liquidity and Capital Resources

From December 31, 1997 to March 31, 1998, Company's financial position changed as follows:

                                     March 31, 1998         December 31, 1997
                                     --------------         -----------------

      Cash                              $656,000                  $1,594,000

      Working capital                 $5,805,000                  $6,716,000

      Long-term debt (see below)        $595,000                  $7,972,000

      Total Assets                   $14,126,000                 $14,177,000

      Shareholders equity             $1,166,000                  $2,094,000


Additionally, on April 14, 1998, the Company restructured its Convertible Notes such they their maturity has been accelerated from September 19, 2002 to April 16, 1999 and the obligation has been secured, among other matters discussed elsewhere in this Form 10-QSB. This creates a capital need in approximately one year to either satisfy the obligation or face possible foreclosure on the security. See Note 4 to Condensed Consolidated Financial Statements and Item 5. Other Information.

At March 31, 1998, the Company required additional capital in order to fund its operations during 1998. During April 1998, the Company commenced a private placement and raised an aggregate $2,000,000 though the issuance of common stock and warrants (See Item 2 Changes in Securities and Use of Proceeds). This financing would permit the Company to continue to pursue its business strategy for approximately 12 months. Thereafter, the Company will require additional capital to pursue its business plan, including to repay secured debt coming due in April 1999. Further, the capital raised in this financing would most likely not be sufficient to fund any significant acquisitions and is not planned to be used for that purpose. The Company expects that it may be required to raise substantial additional capital in order to fund its acquisition strategy and to develop and exploit its "microvalve".

On April 14, 1998, the Company and the holders of the 10%/13% Convertible Notes (See - Recent sales of unregistered securities and Note 4 to Condensed Consolidated Financial Statements) agreed to restructure the 10%/13% Convertible Notes as discussed in Note 4. As part of the restructuring, the Company agreed to accelerate repayment of the obligation from September 19, 2002 to April 16, 1999, to secure the obligation with all of the assets of the Company and to grant the holders a 10% interest in the Company's Drew Shoe and BCAM Technology subsidiaries. As a result, the Company has a significant capital requirement to repay this obligation ($6,390,000, including interest paid in kind on March 19, 1998) in approximately one year or face default and possible foreclosure on the security. It is the Company's intention to refinance or otherwise restructure this obligation prior to its maturity.

Factors That May Affect Future Results

The Company's future operating results are dependent on the Company's ability to: (i) obtain sufficient capital to fund its development, growth and acquisition plans, (ii) generate profitable growth at Drew Shoe, (iii) generate sufficient profits from operations to fund its debt service, (iv) identify and successfully close potential acquisitions on terms that are favorable to the Company (vi) further successful development of IST and increase the number of licensees, and the commercialization of IST by its licensees, (vii ) introduction of IST in medical footwear and orthotic products, (viii) successfully develop the "microvalve", (ix) general economic conditions and conditions in the financial and medical footwear markets.

PART II. OTHER INFORMATION

      Item 1. Litigation

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

      Item 2. Changes in Securities and Use of Proceeds

      Sale of Common Stock and Warrants in April 1998 - On April 22, 1998 the Company completed an offering of $2,000,000 of its common stock and warrants in a private placement to accredited investors.

      The offering raised aggregate proceeds of $2,000,000, before expenses, for the purchase of 1,980,198 shares of common stock of the Company, subject to "repricing" as described below, and warrants to purchase 250,000 shares of common stock at $2.05 for three years by six accredited investors as follows:

                                                  Common         Common          Total
                                                  Shares        Shares in        Common     Common shares
      Name of purchaser       Amount paid(b)    issued (a)    escrow (a)(b)    Shares (a)   under warrants
      -----------------       --------------    ----------    -------------    ----------   --------------
Balmore Funds S.A             $     850,000         631,189         210,395        841,584         106,250
Austost Anstalt Schaan        $     750,000         556,931         185,643        742,574          93,750
Beeston Investments Ltd.      $     200,000         148,515          49,505        198,020          25,000
Manor Investments             $     100,000          74,258          24,752         99,010          12,500
Ellis Enterprises             $      50,000          37,129          12,376         49,505           6,250
East Lane Corporation, Ltd.   $      50,000          37,129          12,376         49,505           6,250
                              -------------   -------------   -------------   ------------  --------------
       Totals                 $   2,000,000       1,485,151         495,047      1,980,198         250,000
                              =============   =============   =============   ============  ==============

(a) Prior to "repricing", if any, as discussed below.
(b) See below regarding proceeds and shares held in escrow pending the filing of a registration statement.
----------

The Company has agreed to register such shares and has agreed to penalties of 3% per month should the registration statement not be declared effective within 130 days.

The number of shares issuable to these investors will be "repriced" in increments of invested proceeds pursuant to a schedule. The increments are initially four $300,000 increments and then four $200,000 increments on eight occasions. The repricing increments commence with the effectiveness of a registration statement covering the shares, then one increment 60 days later and the remaining six increments in 30 day intervals thereafter. On such dates, the investor would receive the additional number of shares, if any, that result from the difference between the number of shares actually issued and the number of shares which would have been issued at 77% of the average closing bid price, as defined, for the five trading days immediately preceeding but not including, the "repricing" date. Each "repricing' calculation is made independent of the other "repricing" calculations.

The operation of the "repricing" provision could result in significantly greater number of shares being issued than the amounts listed in the above table.

The investors have agreed not to sell any shares before at least 120 days after the closing. The Company is exposed to penalties for failure to have a registration statement declared effective covering such shares within 130 days. The Company has agreed not to issue certain financings for 270 days after issuance of all shares under the "repricing" provisions without the consent of the investors and has agreed to a right of first refusal as defined in the agreements.

The Company has paid a placement agent a 6.5% fee in connection with the transaction.

The $2,000,000 issuance of common stock and warrants will trigger the anti-dilution provisions of the 10%/13% Convertible Notes and the Company's currently outstanding Class B and Class E warrants. Anti-dilution computations have not yet been completed.

The Registrant claims exemption from registration of this placement by virtue of
Section 4(2) of the Securities Act of 1933. The proceeds of the offering are to be utilized for general working capital purposes.

      Item 4. Submission of Matters to a Vote of Shareholders

      At its 1997 Annual meeting of shareholders held on February 19, 1998 (and with respect to proposal number 4, an adjournment to March 16, 1998) the following matters were brought for a vote of the shareholders:

                     Proposal                              Votes for              Votes against           Abstain
-------------------------------------------------    ----------------------   --------------------   -----------------
1.  Adoption of a staggered Board of Directors             10,076,491                386,336               56,560

2.  Election of Directors
         - Michael Strauss                                 16,743,045                                     282,455
         - Robert B. Wong                                  16,738,045                                     287,455
         - Norman B. Wright                                16,680,460                                     345,040
         - Charles G. Schuyler (a)                         16,722,560                                     302,940
         - Joel L. Gold                                    16,696,345                                     329,155
         - Glenn F. Santmire                               16,746,455                                     279,055
         - Mark L. Plaumann                                16,745,745                                     279,755
         - Stephen Savitsky                                16,744,945                                     280,555

3.  Approval of an increase in the number of
    shares available for grant under the 1995
    stock option plan                                      16,162,581                736,869              126,050

4.  Approval of a change to the Corporation's
    ByLaws to permit the issuance of up to
    2,000,000 shares of Preferred Stock                     9,916,047              1,338,736              208,045

5.  Approval of a change to the Corporation's
    ByLaws to increase the Authorized Common
    Shares from 40,000,000 to 65,000,000                    8,003,173              1,173,326              330,200

6.  Ratification of the appointment of Ernst &
    Young L.L.P. as the Corporation's auditors
    for 1997                                               16,827,030                 28,740              169,730

(a) On April 1, 1998 Mr. Schulyer resigned from the Board of Directors of the Company and will continue in his role of President and Chief Executive Officer of the Company's Drew Shoe subsidiary. On April 14, 1998, as part of the Debt Restructuring described in Item 5. below, the Board of Directors elected Mr. Joseph Jacobs, President of Wexford Management LLP, a management and investment firm and principal owner of Impleo LLP (owner of $5,000,000 of secured Convertible Notes of the Company) to the Board of Directors of the Company.

      Item 5. Other Information

      Debt Restructuring - Effective April 14, 1998 the Company and the holders of the 10%/13% Convertible Notes and related warrants entered into a First Amendment (and related Stock Pledge Agreement and Security Agreement) of the September 1997 Note Purchase Agreement in order to restructure the obligation. The key elements of the restructuring are as follows: (1) waiving of the

Company's violations of the financial covenants at December 31, 1997 (as well as certain other breaches of the agreement), (2) eliminating the financial covenants through April 16, 1999, (3) securing the obligation with a pledge of all of the assets of the Company (excluding the assets of Drew Shoe which are already pledged to a bank), including the stock of the Company's subsidiaries,
(4) accelerating the maturity date for the obligation from September 19, 2002 to April 16, 1999, (5) cancellation of Class DD warrants to purchase 400,000 shares of common stock of the Company, (6) issuance to the holders of a total of 10% of the common shares of the Company's subsidiaries Drew Shoe Corporation and BCAM Technologies, Inc. The Company expects to take a significant charge to operations in the second quarter of 1998 in connection with the finalization of the restructuring of the debt.

      Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits.

                  27 Financial Data Schedule

            (b) Reports on Form 8-K

      On May 5, 1998, the Company filed a Report on Form 8-K with respect to the Debt Restructuring discussed in Item 5 above, the issuance of securities and use of proceeds discussed in Item 2 above and the addition of Mr. Joseph Jacobs to, and the resignation of Mr. Charles G. Schulyer from, the Company's Board of Directors as discussed in Item 4 above. Mr. Schulyer continues in his full time role as President and Chief Executive of Drew Shoe.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   BCAM INTERNATIONAL, INC.


Dated:     May 20, 1998         By: /s/  Michael Strauss
           ------------             --------------------
                                      Michael Strauss
                                      Chairman of the Board of  Directors
                                      Chief Executive Officer


Dated:     May 20, 1998         By: /s/ Kenneth C. Riscica
           ------------             ----------------------
                                      Kenneth C. Riscica
                                      Vice President - Finance, Chief Financial
                                      Officer, Treasurer and Secretary
                                      (principal financial and accounting
                                      officer)

                                INDEX OF EXHIBITS

Exhibit No.                Exhibit

27                         Financial Data Schedule

10.1 Amendment to Loan and Security Agreement between Drew Shoe Corporation and Bank One NA dated May 14, 1998