Form 10QSB
period 1998-06-30
BCAM INTERNATIONAL INC
filed 1998-08-19
CIK 856143

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended      June 30, 1998
                                              ------------------

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

               For the transition period from ________ to ________

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No |_|

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 31, 1998: 20,555,242
                                                 -------------------------

      Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

                            BCAM INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

      Condensed Consolidated Balance Sheet--June 30, 1998 (Unaudited)..........3

      Condensed Consolidated Statements of Operations - Three Months
       and Six Months ended June 30, 1998 and 1997 (Unaudited).................4

      Condensed Consolidated Statements of Cash Flows - Six Months Ended
       June 30, 1998 and 1997 (Unaudited)......................................5

      Condensed Consolidated Statement of Shareholders' Equity -
       Six Months Ended June 30, 1998 (Unaudited)..............................6

      Notes to Condensed Consolidated Financial Statements - June 30, 1998
       (Unaudited)..........................................................7-13

Item 2. Management's Discussion and Analysis or Plan of Operation..........14-16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................................17

Item 2. Changes in Securities and Use of Proceeds..........................17-18

Item 4. Submission of Matters to a Vote of Security Holders...................18

Item 5. Other Information.....................................................19

Item 6. Exhibits and Reports on Form 8-K......................................20

SIGNATURES....................................................................21

INDEX OF EXHIBITS.............................................................22

                            BCAM International, Inc.
                Condensed Consolidated Balance Sheet (Unaudited)
                                  June 30, 1998

Assets
Current assets:
   Cash and cash equivalents                                       $  1,799,000
   Accounts receivable, less allowances of
      approximately $130,000                                          1,832,000
   Inventory                                                          6,720,000
   Prepaid expenses and other current assets                            285,000
   Current assets of discontinued operations                            161,000
                                                                   ------------
Total current assets                                                 10,797,000

Property, plant, and equipment, at cost:
   Land & buildings                                                     841,000
   Equipment, furniture and fixtures                                  3,147,000
   Leasehold improvements                                                51,000
                                                                   ------------
                                                                      4,039,000
   Less accumulated depreciation and amortization                    (1,019,000)
                                                                   ------------
                                                                      3,020,000
Deferred finance costs, net                                             187,000
Other assets                                                            374,000
                                                                   ------------
Total assets                                                       $ 14,378,000
                                                                   ============

Liabilities and shareholders' equity Current liabilities:
   Current portion of long term debt, net of unamortized
      debt discount                                                $  6,819,000
   Accounts payable                                                     922,000
   Accrued expenses and other current liabilities                     1,238,000
   Current liabilities of discontinued operations,
      principally accruals                                              265,000
                                                                   ------------
Total current liabilities                                             9,244,000

Long term debt and convertible notes, net of current
   maturities                                                         4,143,000
Other non-current liabilities                                           206,000
Minority interest                                                       599,000
Commitments and contingencies
Shareholders' equity
   Acquisition preferred stock, par value $.01 per share:
      750,000 shares authorized, none issued                                 --
   Preferred stock, 2,000,000 shares authorized, none issued                 --
   Common stock, par value $.01 per share; authorized
      65,000,000 shares, 21,318,424 shares issued and
      20,555,242 shares outstanding                                     214,000
   Paid-in surplus                                                   29,861,000
   Unamortized charge for beneficial debt conversion                 (1,425,000)
   Deficit                                                          (27,565,000)
                                                                   ------------
                                                                      1,085,000
   Less 763,182 treasury shares                                        (899,000)
                                                                   ------------
                                                                        186,000
                                                                   ------------
Total liabilities and shareholders' equity                         $ 14,378,000
                                                                   ============

See accompanying notes

                            BCAM International, Inc.
           Condensed Consolidated Statements of Operations (Unaudited)

                                             Three months ended June 30       Six months ended June 30
                                            ----------------------------    ----------------------------
                                                1998            1997            1998            1997
                                            ------------    ------------    ------------    ------------
Revenue
   Sales                                    $  4,254,000    $         --    $  8,065,000    $         --
   License revenue                                     0          20,000           2,000          20,000
                                            ------------    ------------    ------------    ------------
       Total                                   4,254,000          20,000       8,067,000          20,000
Cost of revenues                               2,197,000              --       4,534,000              --
                                            ------------    ------------    ------------    ------------
   Gross profit                                2,057,000          20,000       3,533,000          20,000
Selling, general and administrative            1,732,000         363,000       3,635,000         697,000
Charge for compensatory element of
   1997 options approved in 1998                      --              --         858,000              --
Research & development                           226,000          20,000         359,000          28,000
                                            ------------    ------------    ------------    ------------
   Income (loss) from operations                  99,000        (363,000)     (1,319,000)       (705,000)
                                            ------------    ------------    ------------    ------------
Other income (expense)
   Interest and financing costs                 (431,000)             --        (925,000)             --
   Charge for beneficial debt conversion      (1,591,000)             --      (3,084,000)             --
   Write-off debt discount
     and financing costs                      (1,651,000)             --      (1,651,000)             --
   Interest income                                29,000           5,000          53,000          12,000
                                            ------------    ------------    ------------    ------------
       Interest and financing costs           (3,644,000)          5,000      (5,607,000)         12,000
                                            ------------    ------------    ------------    ------------

Minority interests                               (47,000)             --         (47,000)             --
                                            ------------    ------------    ------------    ------------

Loss from continuing operations             $ (3,592,000)   $   (358,000)   $ (6,973,000)   $   (693,000)

                                            ------------    ------------    ------------    ------------
Discontinued operations, including
   estimated loss on disposal of
   approximately $250,000 in 1998                     --        (132,000)       (803,000)       (215,000)
                                            ------------    ------------    ------------    ------------

Loss before extraordinary item              $ (3,592,000)   $   (490,000)   $ (7,776,000)   $   (908,000)
                                            ------------    ------------    ------------    ------------

Extraordinary item - charge for
   restructure of debt                          (552,000)             --        (552,000)             --

                                            ------------    ------------    ------------    ------------
Net Loss                                    $ (4,144,000)   $   (490,000)   $ (8,328,000)   $   (908,000)
                                            ------------    ------------    ------------    ------------

Net loss per share:
   Continuing operations                    $      (0.18)   $      (0.02)   $      (0.36)   $      (0.04)
   Discontinued operations                  $         --    $      (0.01)   $      (0.04)   $      (0.02)
                                            ------------    ------------    ------------    ------------
       Loss per share before extraordinary  $      (0.18)   $      (0.03)   $      (0.40)   $      (0.06)
   Extraordinary item                       $      (0.03)   $         --    $      (0.03)   $         --
                                            ------------    ------------    ------------    ------------
   Net loss                                 $      (0.21)   $      (0.03)   $      (0.43)   $      (0.06)
                                            ------------    ------------    ------------    ------------

Weighted average number of common
   shares outstanding                         19,914,000      15,955,000      19,037,000      15,683,000
                                            ============    ============    ============    ============

See accompanying notes

                            BCAM International, Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                             Six months ended June 30
                                                                             -------------------------
                                                                                 1998          1997
                                                                             -----------   -----------
Operating activities
Net loss                                                                     $(8,328,000)  $  (908,000)
Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation and amortization                                               187,000        47,000
     Amortization of unamortized charge for beneficial debt
       conversion                                                              3,084,000            --
     Amortization of deferred finance cost and debt discount                     275,000            --
     Write-off of deferred finance cost and debt discount                      1,651,000            --
     Compensation charge for stock options including $286,000
       related to discontinued operations                                      1,144,000            --
     Interest paid in kind                                                       390,000            --
     Changes in operating assets and liabilities:
       Accounts receivable                                                      (248,000)      (33,000)
       Inventory                                                                (442,000)      (26,000)
       Current assets of discontinued operations                                  92,000            --
       Prepaid expenses and other current assets                                 (85,000)     (123,000)
       Accounts payable, accrued expenses, current liabilities, other            404,000        63,000
                                                                             -----------   -----------
Net cash (used in) operating activities                                       (1,876,000)     (981,000)
                                                                             -----------   -----------

Investing activities

Purchase of equipment                                                           (238,000)       (8,060)
Investment in software technology                                                     --      (121,492)
Cash paid for deferred acquisition costs                                              --      (148,573)
Other                                                                                 --         6,000
                                                                             -----------   -----------
Net cash (used in) provided by investing activities                             (238,000)     (271,794)
                                                                             -----------   -----------

Financing activities
Proceeds from sale of common stock                                             2,000,000     1,075,000
Proceeds from exercise of options and warrants                                    65,000            --
Payment of notes payable and long term debt                                     (121,000)           --
Drawdown (payment) of revolving credit agreement                                 550,000            --
Payment of stock registration and issuance costs                                (150,000)      (21,000)
Cash paid for deferred financing costs                                           (25,000)      (87,000)
                                                                             -----------   -----------
Net cash provided by financing activities                                      2,319,000       967,000
                                                                             -----------   -----------
(Decrease) increase in cash and cash equivalents                                 205,000      (285,000)

Cash and cash equivalents at beginning of period                               1,594,000       526,000
                                                                             ===========   ===========
Cash and cash equivalents at end of period                                   $ 1,799,000   $   241,000
                                                                             ===========   ===========

See accompanying notes

                    BCAM International Inc. and subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity

                                                                                               Unamortized
                                                                                                Charge for
                                                 Common Stock $.01 par                          Beneficial
                                                         value                    Paid-in          Debt
                                                Shares            Amount          Surplus       Conversion        Deficit
                                            -------------------------------------------------------------------------------
Balance at January 1, 1998                    18,171,641           $182,000     $26,338,000     $(4,290,000)   $(19,237,000)
                                            -------------------------------------------------------------------------------
Conversion of subsidiary preferred
   stock into common stock of the Company      1,066,585             11,000         607,000              --              --
Additional beneficial debt conversion
   from March 1998 payment-in-kind                    --                 --         219,000        (219,000)             --
Amortization of beneficial debt
   conversion                                         --                 --              --       3,084,000              --
Record compensation for stock options
   issued in 1997 and approved in 1998                --                 --       1,144,000              --              --
Exercise of Class AA Warrants                    100,000              1,000          64,000              --              --
April 1998 offering of common stock
   (subject to  "repricing"-See (a)
   below and Note 5 and Item 5) and
   warrants (a)                                1,980,198             20,000       1,980,000              --              --
Stock offering and registration costs                 --                 --        (210,000)             --              --
Warrants forfeited in debt restructure                --                 --        (281,000)             --              --
Net loss                                              --                 --              --              --      (8,328,000)
                                            -------------------------------------------------------------------------------
Balance at June 30, 1998                      21,318,424(a)        $214,000     $29,861,000     $(1,425,000)   $(27,565,000)
                                            -------------------------------------------------------------------------------

                                                              Shares held
                                                                  in
                                              Subtotal         Treasury         Total
                                           ---------------------------------------------
Balance at January 1, 1998                    $2,993,000       $(899,000)     $2,094,000
                                           ---------------------------------------------
Conversion of subsidiary preferred
   stock into common stock of the Company        618,000              --         618,000
Additional beneficial debt conversion
   from March 1998 payment-in-kind                    --              --              --
Amortization of beneficial debt
   conversion                                  3,084,000              --       3,084,000
Record compensation for stock options
   issued in 1997 and approved in 1998         1,144,000              --       1,144,000
Exercise of Class AA Warrants                     65,000              --          65,000
April 1998 offering of common stock
   (subject to  "repricing"-See (a)
   below and Note 5 and Item 5) and
   warrants (a)                                2,000,000              --       2,000,000
Stock offering and registration costs           (210,000)             --        (210,000)
Warrants forfeited in debt restructure          (281,000)             --        (281,000)
Net loss                                      (8,328,000)             --      (8,328,000)
                                           ---------------------------------------------
Balance at June 30, 1998                      $1,085,000       $(899,000)     $  186,000
                                           =============================================

(a) Excludes addiditional shares issuable, without additional consideration, pursuant to "repricing" provisions of the April 1998 offering of common stock and warrants.

                    BCAM International, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 1998

1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included. Financial position at June 30, 1998 and results of operations for the three and six month period ended June 30, 1998 include the financial position and results of operations of Drew Shoe Corporation (now Drew Technologies, Inc. "Drew") since its acquisition by the Company on September 22, 1997 (see Note 3). Results of operations for the three and six month period ended June 30, 1997 do not reflect the results of Drew (because this period precedes the acquisition of Drew) and have been restated to reflect, as discontinued operations, the Company's Ergonomic Consulting Services Division ("ECSD") and HumanCAD Systems Operations ("HCAD"). Results of operations for the three and six month period ended June 30, 1998 are not necessarily indicative of results of operations to be expected for the year ending December 31, 1998.

      For further information, refer to the audited consolidated financial statements and related notes thereto of the Company (at December 31, 1997 and for the two year periods then ended) and the audited statements of operations and cash flows of Drew (for the period from January 1, 1997 to September 22, 1997 and for the year ended December 31, 1996) included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

2. Description of Business and Principles of Consolidation

      BCAM International, Inc. and subsidiaries (the "Company") has been primarily a software, technology and consulting company, specializing in providing ergonomic solutions (human factors engineering) to individuals, corporations and government. Through a series of actions over the past year, including the acquisition of Drew and certain restructuring activities, the Company is now a medical footwear designer, manufacturer and distributor and a developer of "Intelligent Surface Technology".

      The acquisition and restructuring activity has included the following. On September 22, 1997, the Company acquired Drew Shoe Corporation (now Drew Technologies, Inc. "Drew") as described in Note 3. In December 1997 the Board of Directors of the Company decided to discontinue the operations of ECSD due to the inability of that business to generate operating profits for the Company. In February 1998, the Board of Directors of the Company decided to discontinue the operations of HumanCAD as a result of the lack of available financing, on acceptable terms to the Company, to further the necessary business development activities of that division.

      Since the acquisition of Drew, the Company's revenues in the near term are expected to be derived principally from the medical footwear business. The Company's focus is on medical footwear operations and on broadening and strengthening the development and commercialization of the Company's Intelligent Surface Technology ("IST") and its proprietary "microvalve".

      The consolidated financial statements include the accounts of BCAM International, Inc. and its subsidiaries, principally Drew (medical footwear) and BCAM Technologies, Inc. (principally IST and related technologies).

3. Acquisition of Drew

      Effective September 22, 1997, the Company acquired all of the outstanding Common Stock of Drew for approximately $4.7 million plus the assumption of liabilities.

      Drew is a designer, manufacturer, marketer and distributor of medical footwear headquartered in Lancaster, Ohio. The Company has accounted for its acquisition of Drew under the purchase method of accounting. Under such method, the purchase price paid plus costs of the acquisition are allocated to the assets and liabilities of the acquired company based on the estimated fair value of assets and liabilities acquired. The remaining amount, if any, is allocated to goodwill. The results of operations of the acquired company are consolidated with the Company's operations beginning on the date of purchase. At December 31, 1997, an estimate of the fair value of assets and liabilities was made based upon certain appraisals and other data. Based upon such evaluation at December 31, 1997, approximately $21,000 of goodwill has been recorded in connection with the acquisition of Drew.

      The following summary shows the unaudited pro-forma results of operations for the six month period ended June 30, 1997 assuming that the Company had purchased Drew as of January 1, 1997. This information gives effect to the increased interest and financing costs (excluding certain material non-recurring charges for beneficial conversion features of certain security placements and other costs which are discussed in Note 4 below and in Notes 6 and 7 to the Consolidated Financial Statements at December 31, 1997) and the amortization of fair value adjustments principally for increased depreciation and amortization. The Company has not included a provision for income taxes because it believes that it will have sufficiently available net operating losses available to offset any anticipated profits from Drew.

                                                       Six Months ended
                                                        June 30, 1997
                                                        -------------

               Revenues                                   $7,794,000
                                                          ----------
               Loss from operations                         (410,000)
               Loss from continuing operations,
                  excluding non-recurring charges         (1,187,000)
               Net Loss, excluding non-recurring
                  charges                                 (1,402,000)

4. Long Term Debt and Convertible Notes

      Secured bank debt - Simultaneously with the acquisition of Drew, the Company through its wholly-owned subsidiary, Drew, entered into a credit facility with a commercial bank consisting of: (i) a revolving line of credit ("revolver") which is based upon agreed upon percentages of accounts receivable and inventory and (ii) a term loan of $1,000,000. As of June 30, 1998, Drew had outstanding borrowings of approximately $3,168,000 under the revolver and believes it had another approximately $368,000 available.

      The revolving line of credit matures on September 30, 1999, and calls for current payments of interest at a rate of prime plus 1.5% (10 % at June 30, 1998). The term loan portion of the credit facility also bears an interest rate of prime plus 1.5% (10 % at June 30, 1998) and is payable in monthly principal installments of $11,905, plus interest, through September 30, 2000 with a payment due at that time of $583,000. Both the revolving line of credit and term loan may be used for general working capital purposes and are guaranteed by the Company. The credit facility with this bank, as amended on May 14, 1998, requires Drew to maintain compliance with certain financial covenants, principally net worth and cash interest coverage, and contains restrictions on the transfer of cash to the Company.

      Costs incurred in connection with the bank term loan and revolving credit totaling approximately $75,000, are included in Deferred finance cost and are being amortized to Interest and financing cost using the effective interest method over a two year period.

      Secured 10%/13% Convertible Notes and Warrants - In order to fund the acquisition of Drew and provide working capital to the Company, on September 19, 1997, the Company issued convertible notes (the "Convertible Notes"), and Non-Redeemable Class DD Warrants, in the aggregate amount of $6,000,000. ). The Convertible Notes bear an interest rate of 10%, payable semi-annually, but the Company, at its discretion, may pay interest in the form of additional Convertible Notes ("payment in kind") in which case the annual interest rate becomes 13% with semi-annual compounding. On March 19, 1998, the Company elected to make the semiannual interest payment in kind. As such, the Company increased the related obligation under the Convertible Notes to $6,390,000.

      The Convertible Notes are due, as amended, on April 16, 1999, unless at any time after September 19, 1998 they are converted, as amended, at $.78 per share, into 8,192,308 shares of Common Stock of the Company (subject to antidilution provisions).

      On April 14, 1998, the noteholders and the Company entered into the First Amendment of the Note Purchase Agreement (together with a Stock Pledge Agreement and Security Agreement) in order to restructure the obligation. The key elements of the restructuring are as follows: (1) waiving of the Company's violations of the financial covenants at December 31, 1997 (as well as certain other breaches of the agreement), (2) eliminating the financial covenants through April 16, 1999, (3) securing the obligation with a pledge of all of the assets of the Company (excluding the assets of Drew which are already pledged to a bank), including the stock of the Company's subsidiaries, (4) accelerating the maturity date for the obligation from September 19, 2002 to April 16, 1999, (5) cancellation of Class DD warrants to purchase 400,000 shares of common stock of the Company, (6) issuance to the holders a total of 10% of the common shares of the Company's subsidiaries Drew Corporation and BCAM Technologies, Inc. As a result of the restructuring, the Company has a significant capital requirement to repay this obligation ($6,390,000 including $390,000 of interest "paid in kind" on March 19, 1998 and before additional interest payments in cash or in kind) in approximately one year or face default and foreclosure on the security. It is the Company's intention to refinance or otherwise restructure this obligation prior to its maturity.

      During the second quarter of 1998 the Company reflected an aggregate of approximately $2.5 million of charges to operations and/or stockholders' equity in connection with the restructuring of the debt. Such charges included: (i) approximately $1,651,000 to write-off interest and finance costs as further described in the following paragraph, (ii) approximately $552,000 charged to extraordinary item representing the approximate value of the 10% interest in subsidiaries given up and (iii) approximately $281,000 charged to stockholders' equity representing the unamortized portion of the amounts assigned to the value of the 400,000 Class DD warrants given up by the holders of the Convertible Notes.

      The Company originally allocated approximately $1,872,000 of the $6,000,000 received from the sale of the Convertible Notes and Warrants as the estimated value of the detachable warrants issued in connection with the Convertible Notes resulting in a discount to the value assigned to the Convertible Notes. Aditionally, the Company originally recorded approximately $825,000 in deferred financing costs in connection with the issuance of the Convertible Notes. The $1,872,000 in debt discount and $825,000 of deferred finance costs were being charged to interest and financing costs over the 60 month term of the Convertible Notes. As discussed above, in April 1998, the Company and the holders of the Convertible Notes agreed to shorten the maturity of the Convertible Notes from September 2002 to April 1999. Generally accepted accounting principles require that the Company record a charge to interest and financing costs in the second quarter of 1998 for the amortization of this discount and these costs that would have occurred during the 41 months that have been shortened from the original maturity. Such amount totals approximately $1,651,000 and has been recorded to interest and finance costs in the second quarter of 1998 in the accompanying condensed consolidated financial statements.

      Remaining debt discount and deferred financing costs in connection with the transaction are being amortized over the remaining term of the Convertible Notes.

      The market value of the Company's common stock on the Nasdaq SmallCap market on September 19, 1997 was approximately $1.50 and approximately $1.25 at March 19, 1998 (when additional Convertible Notes were issued as payment in kind for interest).

      In response to positions recently taken by the Securities and Exchange Commission, Emerging Issues Task Force Statement D-60 has been issued. Statement D-60 requires certain accounting for securities issued which are convertible into common stock at a value which is "beneficial" at the date of issuance (such as the Convertible Notes discussed above). This accounting requires that the beneficial value be charged to operations (based upon the traded market price, without discount, compared to the conversion price) in the case of a convertible note over a period reflecting the shortest period in which the investor has to exercise and under the most favorable terms to the investor. As such, the Company has charged approximately $5,925,000 at September 19, 1997, and an additional $219,000 at March 19, 1998, to Unamortized Charge for Beneficial Debt Conversion in the shareholders' equity section of its Condensed Consolidated Balance Sheet. Such amount represents the value of the beneficial debt conversion feature of the Convertible Notes measured at the date of issuance in September 1997 and for the payment in kind in March 1998. This amount is being charged to Interest and financing costs in the Condensed Consolidated Statements of Operations at the rate, as adjusted for the March 1998 payment in kind, of approximately $1,600,000 per quarter until September 19, 1998. This charge to operations is considered a non-recurring charge in the preparation of the summary pro-forma data contained in Note 3.

      At June 30, 1998, long term debt consists of the following:

      10%/13% Convertible Notes, face
      amount $6,390,000, net of
      approximately $226,000 of
      unamortized debt discount with
      interest payable on March 19 and
      September19, due April 16, 1999
      unless earlier converted                                    $6,164,000

      Revolving credit arrangement with
      a bank, payable on September 30,
      1999, bearing interest at prime
      plus 1.5%                                                    3,168,000

      Term Loan agreement with a bank,
      bearing interest at prime plus
      1.5% payable in monthly principal
      installments of $11,905 plus
      interest through September 30,
      2000 when the final payment of
      $583,000 is due.                                               892,000

      Notes payable to sellers of Drew
      (including $162,500 payable to the
      ongoing President of Drew),
      bearing interest at 8%, with
      monthly payments of principal
      aggregating $8,333 plus interest
      and balloon payments aggregating
      $200,000 on September 19, 1999                                 325,000

      All other                                                      413,000
                                                                  ----------
               Total long term debt                               10,962,000
               less: current portion                              (6,819,000)
                                                                  ----------
                                                                  $4,143,000
                                                                  ==========

5. Private Placements during the six months ended June 30, 1998 and 1997

      1998 Private placement of common shares and warrants - On April 22, 1998, the Company completed a private offering of its common stock and warrants. The offering raised aggregate proceeds of $2,000,000 for the purchase of 1,980,198 shares of common stock of the Company, subject to increase for "repricing" discussed below, and warrants to purchase 250,000 shares of common stock at $2.05 for three years by six accredited investors. The Company has agreed to and in August 1998 did register such shares.

      The number of shares issuable to these investors will be "repriced" pursuant to a schedule initially in four $300,000 increments and then in four $200,000 increments on eight occasions commencing with the effectiveness of a registration statement covering the shares and again 60 days later and then in 30 day intervals. On such dates, the investor would receive the additional number of shares, if any, that result from the difference between the number of shares actually issued and the number of shares which would have been issued using a 23% discount to the market price, as defined, at that time. The operation of this provision could result in a significantly greater number of shares being issued. For example, the first repricing increment of $300,000 in August 1998 results in the issuance of approximately 436,000 shares in addition to the 297,030 shares originally issued for this portion of the $2,000,000 placement. The investors have agreed not to sell any shares before at least 120 days after the closing. The Company has agreed not to issue certain financings and has agreed to pay a placement agent a 6.5% fee in connection with the transaction.


      1997 Sale of common stock and warrants of the Company - In January 1997, the Company commenced an offering and ultimately sold 1,075,000 equity units (each consisting of one share of the Company's common stock and one non-redeemable Class AA warrant) for $1,075,000. The Class AA warrants, as amended, entitle the holder to purchase one share of the Company's Common Stock at $0.65 per share until March 31, 2002. In April 1998, warrants to purchase 100,000 shares of common stock were exercised by the holders.

      During 1997 the Company issued Convertible Preferred Stock of its BCA Services, Inc. ("BCA") subsidiary (and certain warrants) which were convertible into common stock of the Company (as discussed in Note 7 to the Condensed Consolidated Financial Statements for the year ended December 31, 1997 included in the Company's Form 10-KSB). During the three months ended March 31, 1998, the remaining Convertible Preferred Stock of BCA was converted into 1,066,585 shares of the Company's common stock at an average conversion price of approximately $0.65 per share.

      See Form 10-KSB for the year ended December 31, 1997 for a discussion of other financings between July 1, 1997 and December 31, 1997.

6. Discontinued Operations

      Ergonomic Consulting Services Division - In December 1997, the Board of Directors of the Company approved a plan to sell the operations of its Ergonomic Consulting Services Division ("ECSD"). ECSD has not generated operating profits and is no longer considered a core asset in light of the Company's current strategy. The plan of disposition involved finding a strategic buyer who would take over the Company's contractual commitments (some of which are long-term) to consulting division customers and liquidating the remaining assets through collection (with respect to receivables) or sale or disposal (with respect to furniture and equipment). On February 9, 1998, the Company closed on the sale of the revenue contract rights and transfer of the obligations for certain related personnel of the ECSD to a third party. Terms of the sale call for the payment of a portion of future revenues of the contracts sold as well as a portion of certain follow-on work, or referrals for work provided by the Company. At June 30, 1998, assets and liabilities of the ECSD were not material. The operations of the ECSD from January 1, 1998 through disposal on February 9, 1998 did not generate a loss. Approximately $50,000 was accrued in the December 31, 1997 financial statements as a loss on disposal representing management's estimate of the write-off of furniture and equipment and accrual of certain lease costs. Management believes that the $50,000 accrual recorded in December 1997 continues to be adequate at June 30, 1998. There was no material severance paid in connection with the discontinuance of the ECSD.

      HumanCAD Systems Operations - During late February 1998, as a result of specific events at the time, the Board of Directors of the Company approved a plan to seek alternative value for the HumanCAD Systems operations ("HCAD") by
(i) initially reducing the activity, (ii) seeking a strategic or management buyer for the operation and, if necessary, (iii) closing the operation. In March HCAD was closed and it is currently being liquidated.

      In December 1997, the Company had reached agreement with a funding source to provide approximately $2.5 million for development and marketing of the Company's existing and planned HCAD ergonomic modeling software products. In January 1998, the Company commenced executing the business plan contemplated by the financing, but in late February 1998 the funding source advised the Company that they were no longer willing to go forward with the planned financing. The Company continues to seek a strategic or possible management buyer for HCAD.

      The measurement date for the discontinuance is February 1998, at which time losses from January 1, 1998 through February 1998 have been recorded and a provision for discontinued operations (principally severance and non-cancellable lease costs) has been made. At June 30, 1998, assets of the HCAD were approximately $90,000 (principally receivables and equipment) and liabilities (excluding intercompany) were approximately $250,000 consisting principally of trade payables, payroll and accruals.

      Revenues and net loss for ECSD and HCAD discontinued operations are approximately the following for the six months ended June 30, 1998 and 1997:

                                               1998                 1997
                                            -----------         -----------
                       Revenues             $  202,000          $  287,000
                       Net Loss             $ (803,000)         $ (215,000)

7. Other

      Extraordinary item and Minority Interest - In April 1998, the Company granted a 10% minority interest in its subsidiaries Drew and BCAM Technologies, Inc. The granting of that minority interest is reflected as an extraordinary item in the accompanying Condensed Consolidated Statements of Operations. Minority interest on the Condensed Consolidated Balance Sheet reflects the minority shareholders equity interest in the net assets of these two subsidiaries. The minority shareholders interest in the net income of these two subsidiaries is reflected in theCondensed Consolidated Statements of Operations.


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

      Income taxes - The Company accounts for income taxes in accordance with Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes". The Company has not reflected a benefit for income taxes in the accompanying Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 1998 and 1997, since the future availability of net operating loss carryforwards have been offset in full by valuation allowances in accordance with FASB Statement No. 109.

      Antidilution adjustments to 10%/13% Convertible Notes and Class B Warrants and Class E Warrants - Principally as a result of the 1998 Private Placement of common stock and warrants in April 1998, the Company believes that the antidilution provisions of the Convertible Notes and the Class B and Class E Warrants were triggered. The calculation of the revised amounts has been reflected in the amounts in Note 4. The effect on the Class B and E warrants was not significant enough to warrant adjustment. Any repricings of the April 1998 private placement which result in the issuance of additional common stock without further consideration (as occurs in August 1998) discussed in Note 5 above would result in additional antidilution calculations.

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

The Company has historically been a software, technology and consulting company, specializing in providing ergonomic solutions (human factors engineering) to individuals, corporations and government. On September 22, 1997, the Company acquired Drew Shoe Corporation (now Drew Technologies, Inc. "Drew"), a designer, marketer, manufacturer and distributor of medical footwear. Drew had annual revenues of approximately $15.1 million in 1997 and $14.6 million in 1996 and has been in business for approximately 125 years. Drew provides the Company with ongoing revenue, as well as potential new product opportunities through utilization of Company technology (both existing and under development) into Drew products and a platform for further possible acquisition of medical footwear and related business.

The Company's revenues have historically been derived primarily from ergonomic consulting services. In December 1997 the Board of Directors of the Company decided to sell the operations of the ergonomic consulting services business as discussed in Note 6 to the Condensed Consolidated Financial Statements. In late February 1998, the Board of Directors of the Company decided to seek alternative value for, and discontinued, the operations of the HumanCAD software division as discussed in Note 6 to the Condensed Consolidated Financial Statements.

Since the acquisition of Drew, the Company's revenues in the near term are expected to be derived principally from the medical footwear business. The Company is a now a medical footwear and technology company with a focus on: (i) building its presence in medical footwear and related industries through internal growth and planned acquisitions, (ii) advancing the development and commercialization of the Company's Intelligent Surface Technology ("IST") and
(iii) developing new technologies including its proprietary "microvalve." The Company has collaborative research and development relationships with the State University of New York at Stony Brook and with MCNC which provide resources in strengthening the Company's technologies.

See Liquidity and Capital Resources and Notes to Condensed Consolidated Financial Statements regarding of certain secured long-term debt coming due in April 1999.

Results of Operations

Results of operations for the three and six months ended June 30, 1998 continue to be significantly impacted by restructuring developments including: (1) the integration of the September 1997 acquisition of Drew, (2) the discontinuation of the Ergonomic Consulting Services and HumanCAD Systems divisions, (3) a charge to compensation expense for certain options granted during 1997 which were at exercise prices below the market value when approved by the shareholders in February 1998, (4) charges and extraordinary item related to the April 1998 restructuring of the Company's Convertible Notes and (5) charges and costs related to the financing to acquire Drew and other financing during the year.

Drew acquisition - Effective September 22, 1997, the Company acquired all of the outstanding Common Stock of Drew for approximately $4.7 million plus the assumption of liabilities. The Company has accounted for its acquisition of Drew under the purchase method of accounting. As such, the results of operations of Drew are consolidated with the Company's operations for the three and six months ended June 30, 1998, but not for the three and six months ended June 30, 1997. Drew had operating income of approximately $587,000 and $723,000, respectively, during the quarter and six months ended June 30, 1998 (before subsidiary interest and finance costs, net of interest income, of approximately $115,000 and

$215,000 respectively). Included in operating income of Drew for the three and six months ended June 30, 1998 is a non-recurring refund of workers compensation insurance which is included as a reduction of cost of goods sold. The Company expects to take steps to build the revenue base and profitability of Drew. The Company expects that its revenues in the near term will be principally from Drew.

Discontinued operations - As discussed in greater detail in Note 6 to the Condensed Consolidated Financial Statements, the Company has recorded the operations of the Ergonomic Consulting Services Division ("ECSD") and HumanCAD Systems Division ("HCAD") as discontinued operations. Operations of these two discontinued businesses in the three and six months ended June 30, 1998 (including provisions for losses on discontinuance of approximately $250,000 in the six months) resulted in losses of approximately $ 0 and $803,000 and approximately $132,000 and $215,000, respectively, in the three and six months ended June 30, 1997. Additionally, the six months ended June 30, 1998 includes a charge to discontinued operations for approximately $286,000 for the compensatory element of stock options granted in 1997 and approved by the shareholders in February 1998. These divisions were discontinued because ECSD did not generate operating profits for the Company and HCAD required capital which the Company could not obtain on favorable terms.

Charges and costs related to financings - Interest and financing costs for the three and six months ended June 30, 1998 consisted principally of: (i) non-cash amortization of Unamortized charge for beneficial debt conversion of approximately $1,591,000 and $3,084,000, respectively, as a result of the application of EITF Statement D-60, (ii) the write-off, in the quarter and six months ended June 30, 1998, of deferred financing costs and debt discount associated with shortening the maturity of the Convertible Notes of approximately $1,651,000, (iii) amortization of debt discount and deferred finance costs of approximately $145,000 and $275,000, respectively and (iv) accrual for interest and all other of approximately $286,000 and $650,000 (including approximately $90,000 in the first quarter to reflect the incremental interest, from 10% to 13%, associated with the Company's decision to make the March 19, 1998 interest payment in kind). See Note 4 to financial statements regarding the significant non-cash charge which results from the accounting under EITF Statement D-60.

Ongoing selling, general and administrative costs - Selling, general and administrative costs increased by approximately $1,369,000 and $2,938,000 principally as a result of the addition of such costs at Drew as well as increased corporate costs for compensation and professional fees.

Research and development costs - In the three and six months ended June 30, 1998, research and development costs consist principally of costs associated with the Company's development of a "microvalve" in collaboration with a third party, MCNC, for potential use in its "Intelligent Surface Technology".

License revenues - License revenues consist principally of revenues received from IST products and have not been significant to date. One Company licensee, Textron, has launched a new product, in September 1997, utilizing IST in an automobile seat. It is expected that such product would generate license revenues for the Company in approximately the second half of 1998.

Liquidity and Capital Resources

From December 31, 1997 to June 30, 1998, Company's financial position changed as follows:

                                  June 30, 1998   December 31, 1997
                                  -------------   -----------------

      Cash                         $ 1,799,000       $ 1,594,000

      Working capital              $ 1,553,000       $ 6,716,000

      Long-term debt (see below)   $ 4,143,000       $ 7,972,000

      Total Assets                 $14,378,000       $14,177,000

      Shareholders' equity         $   186,000       $ 2,094,000

On April 14, 1998, the Company and the holders of the 10%/13% Convertible Notes agreed to restructure the 10%/13% Convertible Notes as discussed in Note 4. As part of the restructuring, the Company agreed to accelerate repayment of the obligation from September 19, 2002 to April 16, 1999, to secure the obligation with all of the assets of the Company and to grant the holders a 10% interest in the Company's Drew and BCAM Technology subsidiaries, among other items. As a result, the Company has a significant capital requirement to repay this obligation ($6,390,000, at June 30, 1998 including interest paid in kind on March 19, 1998 plus interest for the remaining period) in less than one year or face default and possible foreclosure on the security. The Company presently does not have the resources to repay this obligation. It is the Company's intention to refinance or otherwise restructure this obligation prior to its maturity. No assurance can be made that the Company will be successful in such refinancing or that such refinancing will be on terms which would be favorable to the Company. If the Company is not successful in the refinancing or restructure of this obligation, such a default would constitute a default under Drew's bank obligation. As such, the convertible noteholders and the bank could foreclose on all of the assets of the Company. See Note 4 to Condensed Consolidated Financial Statements and Item 5. Other Information.

During April 1998, the Company commenced a private placement and raised an aggregate $2,000,000 though the issuance of common stock and warrants (See -
Item 2 Changes in Securities and Use of Proceeds). This financing would permit the Company to continue to pursue its business strategy until approximately April 1999. Thereafter, the Company will require additional capital to repay secured debt which comes due in April 1999 and to pursue its business plan. Further, the capital raised in this financing would most likely not be sufficient to fund any significant acquisitions and is not planned to be used for that purpose. The Company expects that it may be required to raise substantial additional capital in order to fund its acquisition strategy and to develop and exploit its "microvalve".

Factors That May Affect Future Results

The Company's future operating results are dependent on the Company's ability to: (i) obtain sufficient capital to fund its development, growth and acquisition plans, (ii) generate profitable growth at Drew, (iii) generate sufficient profits from operations to fund its debt service including significant payments coming due in April 1999, (iv) identify and successfully close potential acquisitions on terms that are favorable to the Company (v) further successful development of IST and increase the number of licensees, and the commercialization of IST by its licensees, (vi) introduction of IST in medical footwear and orthotic products, (vii) successfully develop the "microvalve", (viii) general economic conditions and conditions in the financial and medical footwear markets.

      PART II. OTHER INFORMATION

      Item 1. Legal proceedings

      In January 1998, Ulin & Holland Incorporated ("U & H") filed suit against the Company's Drew subsidiary in United States District Court for the District of Massachusetts. The suit alleges that U & H was retained in 1992 by Drew pursuant to which U & H alleges that it is due a fee of not less than $297,000 in connection with the Company's acquisition of Drew. It is possible that the Company may also be named as a defendant in this lawsuit. Drew disputes this claim and the Company intends to vigorously defend this action.

      The Company's HumanCAD Systems operations were discontinued in February 1998. The Company is in the process of liquidating that business with the assistance of appropriate professionals. Various vendors and one customer have threatened litigation for amounts claimed to be due them. One vendor has filed litigation against the Company in connection with a claim of approximately $19,000. There can be no assurance that any threatened litigation will not result in the filing of further actions against the Company or that such action(s) will not result in additional costs beyond those already included in the Company's financial statements.

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

      The offering raised aggregate proceeds of $2,000,000, before expenses, for the purchase of 1,980,198 shares of common stock of the Company, subject to "repricing" as described below, and warrants to purchase 250,000 shares of common stock at $2.05 for three years by six accredited investors as follows:

                                                                      Common
                                                   Common Shares      shares
                                                   issued before      under
        Name of purchaser         Amount paid(b)   "repricing"(a)    warrants
        -----------------         --------------   --------------    --------

      Balmore Funds S.A             $  850,000         841,584        106,250
      Austost Anstalt Schaan        $  750,000         742,574         93,750
      Beeston Investments Ltd.      $  200,000         198,020         25,000
      Manor Investments             $  100,000          99,010         12,500
      Ellis Enterprises             $   50,000          49,505          6,250
      East Lane Corporation, Ltd.   $   50,000          49,505          6,250
                                    ----------      ----------     ----------
                                    $2,000,000       1,980,198        250,000
             Totals                 ==========      ==========     ==========


Prior to "repricing", discussed below, which has resulted in August 1998 in the commitment to issue an additional approximately 425,000 additional shares, before further repricings, as discussed below.
----------

The Company has agreed to, and did in August 1998, register such shares for resale by these investors.

The number of shares issuable to these investors will be "repriced" in increments of invested proceeds pursuant to a schedule. The increments are initially four $300,000 increments and then four $200,000 increments on eight occasions. The repricing increments commence with the effectiveness of a registration statement covering the shares (completed in August 1998), then one increment 60 days later and the remaining six increments in 30 day intervals thereafter. On such dates, the investor would receive the additional number of shares, if any, that result from the difference between the number of shares actually issued and the number of shares which would have been issued at 77% of the average closing bid price, as defined, for the five trading days immediately preceeding but not including, the "repricing" date. Each "repricing' calculation is made independent of the other "repricing" calculations.

The operation of the "repricing" provision has resulted in the commitment to issue an additional approximately 425,000 shares in August 1998 and could result in significantly greater number of shares being issued in addition to the amounts listed in the above table.

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

The $2,000,000 issuance of common stock and warrants has triggered the anti-dilution provisions of the 10%/13% Convertible Notes and the Company's currently outstanding Class B and Class E warrants. Anti-dilution computations have been completed and are reflected in the accompanying Notes to Condensed Consolidated Financial Statements.

The Registrant claims exemption from registration of this placement by virtue of
Section 4(2) of the Securities Act of 1933. The proceeds of the offering are to be utilized for general working capital purposes.

      Item 4. Submission of Matters to a Vote of Shareholders

      At its Annual meeting of shareholders held on February 19, 1998 (and with respect to proposal number 4, an adjournment to March 16, 1998) the following matters were brought for a vote of the shareholders:

      See next page.

              Proposal                  Votes for    Votes against   Abstain
              --------                  ---------    -------------   -------
--------------------------------------------------------------------------------

1. Adoption of a staggered
   Board of Directors                   10,076,491      386,336       56,560

2.  Election of Directors (b)
        - Michael Strauss               16,743,045                   282,455
        - Robert B. Wong                16,738,045                   287,455
        - Norman B. Wright              16,680,460                   345,040
        - Charles G. Schuyler (a)       16,722,560                   302,940
        - Joel L. Gold                  16,696,345                   329,155
        - Glenn F. Santmire             16,746,455                   279,055
        - Mark L. Plaumann              16,745,745                   279,755
        - Stephen Savitsky              16,744,945                   280,555

3. Approval of an increase in the
   number of shares available for
   grant under the 1995 stock option
   plan                                 16,162,581      736,869      126,050

4. Approval of a change to the
   Corporation's ByLaws to permit
   the issuance of up to 2,000,000
   shares of Preferred Stock             9,916,047    1,338,736      208,045

5. Approval of a change to the
   Corporation's ByLaws to increase
   the Authorized Common Shares from
   40,000,000 to 65,000,000              8,003,173    1,173,326      330,200

6. Ratification of the appointment of
   Ernst & Young L.L.P. as the
   Corporation's auditors for 1997      16,827,030       28,740      169,730

(a) On April 1, 1998 Mr. Schulyer resigned from the Board of Directors of the Company and continues in his role as President and Chief Executive Officer of the Company's Drew subsidiary.

(b) On April 14, 1998, as part of the Debt Restructuring described in Item 5. below, the Board of Directors elected Mr. Joseph Jacobs, President of Wexford Management LLP, a management and investment firm and principal owner of Impleo LLP (owner of $5,325,000 of secured Convertible Notes of the Company) to the Board of Directors of the Company.

      Item 5. Other Information

      Debt Restructuring - Effective April 14, 1998 the Company and the holders of the 10%/13% Convertible Notes and related warrants entered into a First Amendment (and related Stock Pledge Agreement and Security Agreement) of the September 1997 Note Purchase Agreement in order to restructure the obligation. The principal elements of the restructuring are as follows: (1) waiving of the Company's violations of the financial covenants at December 31, 1997 (as well as certain other breaches of the agreement), (2) eliminating the financial covenants through April 16, 1999, (3) securing the obligation with a pledge of all of the assets of the Company (excluding the assets of Drew which are already pledged to a bank), including the stock of the Company's subsidiaries including the Company's stock ownership of Drew, (4) accelerating the maturity date for the obligation from September 19, 2002 to April 16, 1999, (5) cancellation of Class DD warrants to purchase 400,000 shares of common stock of the Company, (6) issuance to the holders of a total of 10% of the common shares of the Company's subsidiaries Drew Corporation and BCAM Technologies, Inc. (recently changed to ISTX, Inc.). The Company has taken a significant charge to operations/and to stockholders' equity of approximatley $2.5 million in the second quarter of 1998 in connection with the finalization of the restructuring of the debt.

      Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits.

                  27   Financial Data Schedule.
                  10.1 Amendment to Loan and Security Agreement between Drew
                       Corporation and Bank One, N.A. dated May 14, 1998. (a)

                  (a) Incorporated by reference to the Form 10-QSB filed for the quarter ended March 31, 1998.

            (b) Reports on Form 8-K

      On May 5, 1998, the Company filed a Report on Form 8-K with respect to the Debt Restructuring discussed in Item 5 above, the issuance of securities and use of proceeds discussed in Item 2 above and the addition of Mr. Joseph Jacobs to, and the resignation of Mr. Charles G. Schulyer from, the Company's Board of Directors as discussed in Item 4 above. Mr. Schulyer continues in his full time role as President and Chief Executive of Drew.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BCAM INTERNATIONAL, INC.


Dated: August 19,1998       By: /s/ Michael Strauss
       ---------------          ----------------------
                                Michael Strauss
                                Chairman of the Board of  Directors,
                                President and Chief Executive Officer
                                (principal executive officer)


Dated: August 19, 1998      By: /s/ Kenneth C. Riscica
       ---------------          ----------------------
                                Kenneth C. Riscica
                                Vice President - Finance, Chief Financial
                                Officer, Treasurer and Secretary
                                (principal financial and accounting officer)

                                INDEX OF EXHIBITS

Exhibit No.           Exhibit
-----------           -------

27                    Financial Data Schedule