Form 10QSB
period 1998-09-30
BCAM INTERNATIONAL INC
filed 1998-11-16
CIK 856143

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended      September 30, 1998
                                           ------------------------------

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

            For the transition period from ________________ to ________________

            Commission file number       0-18109
                                   -----------------

                            BCAM INTERNATIONAL, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

          New York                                       13-3228375
--------------------------------            ------------------------------------
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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 30, 1998: 20,991,289
                                                 ----------------------------

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                            BCAM INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

   Condensed Consolidated Balance Sheet--September 30, 1998 (Unaudited)........3

   Condensed Consolidated Statements of Operations - Three Months
     and Nine Months ended September 30, 1998 and 1997 (Unaudited).............4

   Condensed Consolidated Statements of Cash Flows - Nine Months Ended
     September 30, 1998 and 1997 (Unaudited)...................................5

   Condensed Consolidated Statement of Shareholders' Equity -
     Nine Months Ended September 30, 1998 (Unaudited)..........................6

   Notes to Condensed Consolidated Financial Statements - September
     30, 1998 (Unaudited)......................................................7

Item 2. Management's Discussion and Analysis or Plan of Operation.............16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................................20

Item 2. Changes in Securities and Use of Proceeds.............................20

Item 6. Exhibits and Reports on Form 8-K......................................21

SIGNATURES....................................................................23

INDEX OF EXHIBITS.............................................................24

                            BCAM International, Inc.
                Condensed Consolidated Balance Sheet (Unaudited)
                               September 30, 1998

Assets
Current assets:
  Cash and cash equivalents                                              $    982,000
  Prepaid expenses and other current assets                                    52,000
  Assets of discontinued operations - Drew                                 12,654,000
                                                                         ------------
Total current assets                                                       13,688,000

Other assets                                                                  235,000
                                                                         ------------
Total assets                                                             $ 13,923,000
                                                                         ============

Liabilities and shareholders' equity
Current liabilities:
  Current portion of long term debt                                      $    300,000
  Accounts payable                                                            244,000
  Accrued expenses and other current liabilities                              242,000
  Liabilities of discontinued operations - Drew:
    Convertible Notes and accrued interest, net of discount                 6,678,000
    Bank and other subsidiary debt                                          4,414,000
    Accounts payable, accruals and all other current                        2,106,000
    Minority interest                                                         587,000
  Liabilities of discontinued operations - HCAD and ECSD                      131,000
                                                                         ------------
Total current liabilities                                                  14,702,000
                                                                         ------------

Other non-current liabilities
Commitments and contingencies
Shareholders' equity
  Acquisition preferred stock, par value $.01 per share:
    750,000 shares authorized, none issued                                         --
  Preferred stock, 2,000,000 shares authorized, none issued                        --
  Common stock, par value $.01 per share; authorized 65,000,000
    shares, 21,754,471 shares issued and 20,991,289 shares outstanding        218,000
  Paid-in surplus                                                          30,015,000
  Deficit                                                                 (30,113,000)
                                                                         ------------
                                                                              120,000
  Less 763,182 treasury shares                                               (899,000)
                                                                         ------------
                                                                             (779,000)
                                                                         ------------
Total liabilities and shareholders' equity                               $ 13,923,000
                                                                         ============

See accompanying notes

                            BCAM International, Inc.
           Condensed Consolidated Statements of Operations (Unaudited)

                                                 Three months ended               Nine months ended
                                                    September 30,                   September 30,
                                            ----------------------------    ----------------------------
                                                1998            1997            1998            1997
                                            ------------    ------------    ------------    ------------
License Revenue                             $          0    $          0    $      2,000    $     19,000
                                            ------------    ------------    ------------    ------------

Costs and expenses:
  Selling, general and administrative            522,000         419,000       1,438,000       1,476,000
  Charge for compensatory element of
    1997 options approved in 1998                      0               0         858,000               0
  Research & development                         128,000          23,000         393,000          51,000
                                            ------------    ------------    ------------    ------------
    Loss from operations                        (650,000)       (442,000)     (2,687,000)     (1,508,000)
                                            ------------    ------------    ------------    ------------
Other income (expense)
  Interest and financing costs                         0          (1,000)              0          (3,000)
  Interest income                                 18,000           4,000          49,000          18,000
                                            ------------    ------------    ------------    ------------
    Other income (expense)                        18,000           3,000          49,000          15,000
                                            ------------    ------------    ------------    ------------
Minority interests charge for beneficial
  subsidiaries preferred stock conversion              0        (788,000)              0        (788,000)
                                            ------------    ------------    ------------    ------------
Loss from continuing operations             $   (632,000)   $ (1,227,000)   $ (2,638,000)   $ (2,281,000)
                                            ------------    ------------    ------------    ------------

Discontinued operations - Drew                (1,916,000)       (385,000)     (6,883,000)       (385,000)
Discontinued operations - HCAD
  and ECSD, including estimated
  loss on disposal of HCAD of
  approximately $250,000 in 1998                       0        (321,000)       (803,000)       (176,000)
                                            ------------    ------------    ------------    ------------

Loss before extraordinary item              $ (2,548,000)   $ (1,933,000)   $(10,324,000)   $ (2,842,000)
                                            ------------    ------------    ------------    ------------

Extraordinary item - charge for
  April 1998 restructure of debt                       0               0        (552,000)              0

                                            ------------    ------------    ------------    ------------
Net Loss                                    $ (2,548,000)   $ (1,933,000)   $(10,876,000)   $ (2,842,000)
                                            ------------    ------------    ------------    ------------

Net loss per share:
  Continuing operations                     $       0.03    $       0.08    $       0.13    $       0.15
  Discontinued operations                   $       0.09    $       0.04    $       0.39    $       0.03
                                            ------------    ------------    ------------    ------------
    Loss per share before extraordinary     $       0.12    $       0.12    $       0.52    $       0.18
  Extraordinary item                        $          0    $          0    $       0.03    $         --
                                            ------------    ------------    ------------    ------------
  Net loss                                  $       0.12    $       0.12    $       0.55    $       0.18
                                            ------------    ------------    ------------    ------------

Weighted average number of common
  shares outstanding                          20,790,000      16,052,000      19,650,000      15,807,000
                                            ============    ============    ============    ============

See accompanying notes

                            BCAM International, Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                            Nine months ended September 30
                                                                            ------------------------------
                                                                                 1998             1997
                                                                            -------------    -------------
Operating activities
Net loss                                                                     $(10,876,000)   $ (2,842,000)
Adjustments to reconcile net loss to net cash used in operating activities
   Depreciation and amortization                                                  281,000          82,000
   Amortization of unamortized charge for beneficial debt conversion            4,509,000         175,000
   Amortization of deferred finance cost and debt discount                        413,000          17,000
   Write-off of deferred finance cost and debt discount                         1,651,000               0
   Compensation charge for stock options including $286,000
     related to discontinued operations                                         1,144,000               0
   Interest paid in kind                                                          795,000
   Non-cash minority interest charge (benefit)                                    (35,000)        788,000
   Extraordinary item                                                             552,000
   Changes in operating assets and liabilities:
     Accounts receivable                                                         (291,000)         33,000
     Inventory                                                                   (403,000)        (43,000)
     All other current assets                                                     202,000         (10,000)
     Accounts payable, accrued expenses, current liabilities, other               (12,000)        553,000
     All other, net                                                               100,000               0
                                                                             ------------    ------------
Net cash (used in) operating activities                                        (1,970,000)     (1,247,000)
                                                                             ------------    ------------

Investing activities
Cash paid for purchase of shares of Drew                                                0      (3,882,000)
Cash paid for costs to acquire Drew                                                     0        (475,000)
Purchase of equipment and software technology                                    (250,000)       (207,000)
                                                                             ------------    ------------
Net cash (used in) provided by investing activities                              (250,000)     (4,564,000)
                                                                             ------------    ------------

Financing activities
Proceeds from sale of common stock                                              1,200,000       1,075,000
Proceeds from sale of convertible preferred stock of subsidiary                         0       1,200,000
Proceeds from sale of 10%/13% Convertible Notes and Warrants                            0       6,000,000
Proceeds, net of new bank financing arrangement at Drew                                 0       1,135,000
Proceeds from exercise of options and warrants                                     65,000
Payment of existing debentures due to former Drew shareholders                          0        (845,000)
Proceeds from short term debt                                                           0         450,000
Payment of notes payable and long term debt                                       182,000
Drawdown (payment) of revolving credit agreement                                  311,000         250,000
Payment of stock registration and issuance costs                                 (150,000)       (668,000)
Other                                                                                              47,000
                                                                             ------------    ------------
Net cash provided by financing activities                                       1,608,000       8,644,000
                                                                             ------------    ------------

(Decrease) increase in cash and cash equivalents                                 (612,000)      2,833,000
Cash and cash equivalents at beginning of period                                1,594,000         464,000
                                                                             ============    ============
Cash and cash equivalents at end of period                                   $    982,000    $  3,297,000
                                                                             ============    ============

See accompanying notes

                    BCAM International Inc. and subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity

                                                                                   Unamortized
                                              Common Stock $.01 par                 Charge for
                                                     value             Paid-in    Beneficial Debt
                                              Shares        Amount     Surplus      Conversion      Deficit       Subtotal
                                            -----------------------------------------------------------------------------------
Balance at January 1, 1998                  18,171,641     $182,000  $26,338,000   $(4,290,000)  $(19,237,000)  $  2,993,000
                                            -----------------------------------------------------------------------------------

Conversion of subsidiary preferred stock
  into common stock of the Company           1,066,585       11,000      607,000            --             --        618,000
Additional beneficial debt conversion from
  March 1998 payment-in-kind                        --           --      219,000      (219,000)            --             --
Amortization of beneficial debt conversion          --           --           --     4,509,000             --      4,509,000
Record compensation for stock options
  issued in 1997 and approved in 1998               --           --    1,144,000            --             --      1,144,000
Exercise of Class AA Warrants                  100,000        1,000       64,000            --             --         65,000
April 1998 offering of common stock
  (subject to "repricing"-See (a) below
  and Note 5 and Item 5) and warrants (a)    1,980,198       20,000    1,980,000            --             --      2,000,000
Stock offering and registration costs               --           --     (252,000)           --             --       (252,000)
Warrants forfeited in debt restructure              --           --     (281,000)           --             --       (281,000)
Issuance of warrants to consultant                  --           --      200,000            --             --        200,000
Shares issued in first "repricing"
  increment of April 1998 offering in
  August 1998                                  436,047        4,000       (4,000)           --             --             --
Net loss                                            --           --           --            --    (10,876,000)   (10,876,000)
                                            -----------------------------------------------------------------------------------
Balance at September 30, 1998               21,754,471(a)  $218,000  $30,015,000   $        --    (30,113,000)       120,000
                                            ===================================================================================

                                             Treasury
                                              Stock         Total
                                            ------------------------

Balance at January 1, 1998                  $(899,000)  $  2,094,000
                                            ------------------------

Conversion of subsidiary preferred stock
  into common stock of the Company                 --        618,000
Additional beneficial debt conversion from
  March 1998 payment-in-kind                       --             --
Amortization of beneficial debt conversion         --      4,509,000
Record compensation for stock options
  issued in 1997 and approved in 1998              --      1,144,000
Exercise of Class AA Warrants                      --         65,000
April 1998 offering of common stock
  (subject to "repricing"-See (a) below
  and Note 5 and Item 5) and warrants (a)          --      2,000,000
Stock offering and registration costs              --       (252,000)
Warrants forfeited in debt restructure             --       (281,000)
Issuance of warrants to consultant                 --        200,000
Shares issued in first "repricing"
  increment of April 1998 offering in
  August 1998                                      --             --
Net loss                                           --    (10,876,000)
                                            ------------------------
Balance at September 30, 1998               $(899,000)      (779,000)
                                            ========================

(a) Excludes addiditional shares issuable, without additional consideration, pursuant to "repricing" provisions of the April 1998 offering of common stock and warrants.

                    BCAM International, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 1998

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

      Financial position at September 30, 1998 and results of operations for the three and nine month periods ended September 30, 1998 include the financial position and results of operations of Drew Shoe Corporation ("Drew") as a discontinued operation with a "measurement date" of October 2, 1998. Drew has been owned by the Company since September 22, 1997 (see Note 3) and the results of operations for the three and nine months ended September 30, 1997 partially reflect the results of Drew (because the period before September 22, 1997 precedes the acquisition of Drew). Results of operations for the three and nine month period ended September 30, 1997 have been restated to reflect, as discontinued operations, Drew as well as the Company's Ergonomic Consulting Services Division ("ECSD") and HumanCAD Systems Operations ("HCAD").

      Results of operations for the three and nine month period ended September 30, 1998 are not necessarily indicative of results of operations to be expected for the year ending December 31, 1998.

      For further information, refer to the audited consolidated financial statements and related notes thereto of the Company (at December 31, 1997 and for the two year periods then ended) and the audited statements of operations and cash flows of Drew (for the period from January 1, 1997 to September 22, 1997 and for the year ended December 31, 1996) included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997 and the Form 8-K filed by the Company on November 6, 1998.

2. Description of Business and Principles of Consolidation

      BCAM International, Inc. and subsidiaries (the "Company") has been primarily a software, technology and consulting company, specializing in providing ergonomic solutions (human factors engineering) to individuals, corporations and government. Through a series of actions over the past year, including the acquisition of Drew and subsequent disposition of approximately 67% of Drew and certain other restructuring activities, the Company is now a technology company focused on commercializing its Intelligent Surface Technology and completing the development of its proprietary "microvalve" technology.

      The acquisition and restructuring activity has included the following. On September 22, 1997, the Company acquired Drew Shoe Corporation ("Drew") as described in Note 3. In December 1997 the Board of Directors of the Company decided to discontinue the operations of ECSD due to the inability of that business to generate operating profits for the Company. In February 1998, the Board of Directors of the Company decided to discontinue the operations of HCAD as a result of the lack of available financing, on acceptable terms to the Company, to further the necessary business development activities of that division. In April 1998 the Company granted a 10% interest in the common stock of Drew (in addition to 10% of BCAM Technologies, Inc.) to the holders of the Company's 10%13% Convertible Notes. In

October 1998, the Company sold an additional 56.7% of Drew and agreed to sell its remaining 33.3% interest in the common stock of Drew subject to shareholders approval.

      The consolidated financial statements include the accounts of BCAM International, Inc. and its subsidiaries, BCAM Technologies, Inc. (principally IST and related technologies).

3. October 1998 Plan to Sell Drew -

      On October 2, 1998, the Board of Directors approved a plan to dispose of the Company's interest in Drew (the "Plan"). Pursuant to the Plan, on October 26, 1998, the Company, entered into a Stock Purchase and Restructure Agreement between the Company and Impleo, LLC. ("Impleo") and sold 56.7% of the outstanding shares of its Drew subsidiary to Impleo in exchange for approximately $3,780,000 principal amount of the Company's 10%/13% Secured Convertible Notes ("Notes"). Impleo, which initially owned $5,000,000 principal amount of Notes, purchased the remaining $1,000,000 principal amount (plus accrued interest) of Notes, thereby making it the sole holder of the Notes. After this transaction, the remaining principal balance on the Convertible Notes will be approximately $2,220,000 plus an additional approximately $850,000 of accrued interest as of October 26, 1998. The Notes are secured by all of the assets of the Company and are due in April 1999. Impleo now owns approximately 66.7% of the common stock of Drew. As a condition of the sale of the Drew shares to, and the redemption of the Notes from, Impleo, Michael Strauss, the Chairman, President and Chief Executive Officer of the Company, has become the Chief Executive Officer of Drew Shoe Corporation. Mr. Strauss is obliged to spend no less than 75% of his time on the business of Drew. Mr. Strauss will continue to serve the Company as its Chairman, President and Chief Executive Officer and has agreed to enter into a new employment agreement with the Company.

      The Company's redemption of approximately $3,780,000 of Notes and cancellation of certain related warrants will eliminate approximately 6.8 million shares of potential dilution to the BCAM common shareholders. This includes the elimination of potential dilution which would result from conversion of the Notes (approximately 5.5 million shares) and exercise of warrants to purchase approximately 1.3 million shares of BCAM common stock.

      In connection with the Stock Purchase and Restructure Agreement, the Company and Impleo entered into a Second Amendment to the September 1997 Note Purchase agreement which eliminates the requirement for Impleo to have representation of 25% or more on the Company's Board of Directors, among other matters. The Company, Drew and Impleo have entered into a shareholders agreement relative to certain matters including disposition of shares and additional investments in Drew.

      The Company has entered into a separate Purchase and Sale Agreement with Impleo in which it agreed to promptly submit to its shareholders a proposal to sell the remaining 33.3% of Drew Shoe Corporation to Impleo in exchange for the cancellation of the then remaining principal amount of Notes together with accrued interest thereon (the "Second Sale"). If the BCAM shareholders approve the proposal to sell the remaining 33.3% of Drew common stock, an aggregate of approximately 10.75 million potentially dilutive securities will be eliminated.

      Impleo is an affiliate of Wexford Management, LLP.

      In connection with the sale and redemption transaction, the Company has been released from its guarantee of approximately $3.8 million of secured obligations of Drew to a bank.

      Separately, the Company, under the Plan, has reached agreement with the sellers of Drew to the Company in 1997 to: (i) cancel an employment contract and enter into a consulting agreement with the former president of Drew, (ii) cancel approximately $200,000 of notes payable to the former owners of Drew, (iii) forgive certain purchase price adjustments due from the former owners of Drew and the assumption, by Drew, of certain contingent liabilities in connection with the Ulin & Holland litigation (such litigation is discussed in Item 3 of Form 10-KSB for the year ended December 31, 1997).

      Because the Company's intention is to divest itself of its entire interest in Drew pursuant to the Plan, the Company has accounted for Drew as a discontinued operation. Because the Company's 33.3% ownership position is viewed as temporary, the equity method of accounting is not appropriate for the Company's investment in Drew.

            The Company had originally acquired all of the outstanding Common Stock of Drew on September 22, 1997 for approximately $4.7 million plus the assumption of liabilities. Drew is a designer, manufacturer, marketer and distributor of medical footwear headquartered in Lancaster, Ohio. The Company had accounted for its acquisition of Drew under the purchase method of accounting. Under such method, the purchase price paid plus costs of the acquisition were allocated to the assets and liabilities of Drew based on the estimated fair value of assets and liabilities acquired. The purchase price allocation was completed in September 1998 and the remaining amount, approximately $422,000, was allocated to goodwill. The results of operations of Drew had been consolidated with the Company's operations beginning on September 22, 1997.

      The following summary shows the unaudited selected balance sheet information at September 30, 1998 and the unaudited results of operations for the three and nine month period ended September 30, 1998 and for the period from September 22, 1997 (date of acquisition) to September 30, 1997 for Drew.

      Drew's assets consist principally of the following at September 30, 1998 (unaudited):

            Cash                                         $     --
            Accounts receivable                            1,875,000
            Inventory                                      6,681,000
            Other current assets                             205,000
                                                         -----------
              total current assets                         8,761,000
            Property and equipment, net                    3,057,000
            Deferred finance costs, net                      252,000
            Goodwill                                         422,000
            Other assets                                     162,000
                                                         -----------
              total assets                                12,654,000
                                                         -----------

      Statement of operations data for Drew (unaudited):

                                                 Three months     Nine Months
                                                     ended          ended           From
                                                 September 30,   September 30,    September
                                                     1998            1998        22 -30, 1997
                                                     ----          --------      ------------
            Revenues                              $ 3,578,000     $11,643,000     $ 353,000
                                                  -----------     -----------     ---------

            Gross profit                            1,398,000       4,931,000       125,000
                                                  -----------     -----------     ---------

            Operating profit                          (10,000)        708,000       (13,000)
                                                  -----------     -----------     ---------

            Other income (expense):
              Interest and financing costs           (354,000)     (1,279,000)     (197,000)
              Charge for beneficial conversion     (1,579,000)     (4,663,000)     (179,000)
              Write off of discount and costs              --      (1,651,000)            0
              Interest income                          15,000          37,000         3,000
                                                  -----------     -----------     ---------
                Total                              (1,918,000)     (7,556,000)     (373,000)
                                                  -----------     -----------     ---------

            Loss before minority interest          (1,928,000)     (6,848,000)     (386,000)

            Minority interest                          12,000         (35,000)            0
                                                  -----------     -----------     ---------

            Net loss                               (1,916,000)     (6,883,000)     (386,000)
                                                  -----------     -----------     ---------

4. Long Term Debt and Convertible Notes

      Secured 10%/13% Convertible Notes and Warrants - In order to fund the acquisition of Drew and provide working capital to the Company, on September 19, 1997, the Company issued convertible notes (the "Convertible Notes"), and Non-Redeemable Class DD Warrants, in the aggregate amount of $6,000,000. The Convertible Notes bear an interest rate of 10%, payable semi-annually, but the Company, at its discretion, may pay interest in the form of additional Convertible Notes ("payment in kind") in which case the annual interest rate becomes 13% with semi-annual compounding. On March 19, 1998 and on September 19, 1998, the Company elected to make the semiannual interest payment in kind. As such, the Company increased the related obligation under the Convertible Notes to $6,805,350.

      The Convertible Notes are due, as amended, on April 16, 1999, unless at any time after September 19, 1998 they are converted, as amended, at $.78 per share, into 8,192,308 shares of Common Stock of the Company (subject to antidilution provisions).

      On April 14, 1998, the noteholders and the Company entered into the First Amendment of the Note Purchase Agreement (together with a Stock Pledge Agreement and Security Agreement) in order to restructure the obligation. The key elements of the restructuring are as follows: (1) waiving of the Company's violations of the financial covenants at December 31, 1997 (as well as certain other breaches of the agreement), (2) eliminating the financial covenants through April 16, 1999, (3) securing the obligation with a pledge of all of the assets of the Company (excluding the assets of Drew which are already pledged to a bank), including the stock of the Company's subsidiaries, (4) accelerating the maturity date for the obligation from September 19, 2002 to April 16, 1999, (5) cancellation of Class DD warrants to purchase 400,000 shares of common stock of the Company, (6) issuance to the holders a total of 10% of the common shares of the Company's subsidiaries Drew Shoe Corporation and BCAM Technologies, Inc. As a result of the restructuring, the Company has a significant capital requirement to repay this obligation ($6,805,350 including interest "paid in kind" on March 19, 1998 and September 19, 1998, respectively, and before additional interest payments in cash or in kind subsequent to that date) in approximately six months or face default and foreclosure on the security. The Company's intention has been to refinance or otherwise restructure this obligation prior to its maturity.

      During the second quarter of 1998 the Company reflected an aggregate of approximately $2.5 million of charges to operations and/or stockholders' equity in connection with the restructuring of the debt. Such charges included: (i) approximately $1,651,000 to write-off interest and finance costs as further described in the second following paragraph, (ii) approximately $552,000 charged to extraordinary item representing the approximate value of the 10% interest in subsidiaries given up and (iii) approximately $281,000 charged to stockholders' equity representing the unamortized portion of the amounts assigned to the value of the 400,000 Class DD warrants given up by the holders of the Convertible Notes.

      As discussed in Note 3 above, on October 26, 1998, the Company agreed with the holders of the Convertible Notes to redeem $3,780,000 principal amounts of Convertible Notes in exchange for 56.7% of the common stock of Drew. Further, the parties agreed that the remaining approximately $2,220,000 principal amount of Convertible Notes together with accrued interest would be redeemed in exchange for the remaining 33.3% of the common stock of Drew owned by the Company, after receipt of shareholder approval. Should the shareholders not approve such transaction, it is unlikely that the Company would be able to refinance the remaining secured Notes and therefore Impleo would be in a position to foreclose on all of the assets of the Company. See Note 3 and Form 8-K filed on November 6, 1998 for further information.

      The Company originally allocated approximately $1,872,000 of the $6,000,000 received from the sale of the Convertible Notes and Warrants as the estimated value of the detachable warrants issued in connection with the Convertible Notes resulting in a discount to the value assigned to the Convertible Notes. Additionally, the Company originally recorded approximately $825,000 in deferred financing costs in connection with the issuance of the Convertible Notes. The $1,872,000 in debt discount and $825,000 of deferred finance costs were being charged to interest and financing costs over the 60 month term of the Convertible Notes. As discussed above, in April 1998, the Company and the holders of the Convertible Notes agreed to shorten the maturity of the Convertible Notes from September 2002 to April 1999. Under generally accepted accounting principles the Company recorded a charge to interest and financing costs in the second quarter of 1998 for the amortization of this discount and these costs that would have occurred during the 41 months that have been shortened from the original maturity ($1,651,000).

      Remaining debt discount and deferred financing costs in connection with the transaction are being amortized over the remaining term of the Convertible Notes.

      The market value of the Company's common stock on the Nasdaq SmallCap market on September 19, 1997 was approximately $1.50, approximately $1.25 at March 19, 1998 and approximately $0.25 at September 19, 1998 (when additional Convertible Notes were issued as payment in kind for interest).

      In response to positions recently taken by the Securities and Exchange Commission, Emerging Issues Task Force Statement D-60 has been issued. Statement D-60 requires certain accounting for securities issued which are convertible into common stock at a value which is "beneficial" at the date of issuance (such as the Convertible Notes discussed above). This accounting requires that the beneficial value be charged to operations (based upon the traded market price, without discount, compared to the conversion price) in the case of a convertible note over a period reflecting the shortest period in which the investor has to exercise and under the most favorable terms to the investor. As such, the Company has charged approximately $5,925,000 at September 19, 1997, an additional $219,000 at March 19, 1998 and no additional charge at September 30, 1998, to Unamortized Charge for Beneficial Debt Conversion in the shareholders' equity section of its Condensed Consolidated Balance Sheet. Such amounts represent the value of the beneficial debt conversion feature of the Convertible Notes measured at the date of issuance in September 1997 and for the payment in kind in March 1998. These amounts are being charged to Interest and financing costs in the Condensed Consolidated Statements of Operations at the rate, as adjusted for the March 1998 payment in kind, of approximately $1,600,000 per quarter until September 19, 1998. This charge to operations is considered a non-recurring charge in the preparation of the summary pro-forma data contained in Note 3.

      Secured bank debt - Simultaneously with the acquisition of Drew, the Company through its wholly-owned subsidiary, Drew, entered into a credit facility with a commercial bank consisting of: (i) a revolving line of credit ("revolver") which is based upon agreed upon percentages of accounts receivable and inventory and (ii) a term loan of $1,000,000. As of June 30, 1998, Drew had outstanding borrowings of approximately $2,929,000 under the revolver.

      The revolving line of credit matures on September 30, 1999, and calls for current payments of interest at a rate of prime plus 1.5% (9.5 % at September 30, 1998). The term loan portion of the credit facility also bears an interest rate of prime plus 1.5% (9.5 % at September 30, 1998) and is payable in monthly principal installments of $11,905, plus interest, through September 30, 2000 with a payment due at that time of $583,000. Both the revolving line of credit and term loan may be used for general working capital purposes and are guaranteed by the Company. The credit facility with this bank, as amended on May 14, 1998, requires Drew to maintain compliance with certain financial covenants, principally net worth and cash interest coverage, and contains restrictions on the transfer of cash to the Company.

      Costs incurred in connection with the bank term loan and revolving credit totaling approximately $75,000, are included in Deferred finance cost and are being amortized to Interest and financing cost using the effective interest method over a two year period.

            At September 30, 1998, including the debt of Drew, long term debt consists of the following:

            10%/13% Convertible Notes, $6,805,000
            (including interest paid in kind),
            net of approximately $127,000 of
            unamortized debt discount, with
            interest payable on March 19 and
            September 19, due April 16, 1999
            unless earlier converted                                 $ 6,678,000

            Revolving credit arrangement of Drew
            with a bank, payable on September 30,
            1999, bearing interest at prime plus
            1.5%                                                       2,929,000

            Term Loan agreement of Drew with a
            bank, bearing interest at prime plus
            1.5% payable in monthly principal
            installments of $11,905 plus interest
            through September 30, 2000 when the
            final payment of $583,000 is due.                            857,000

            Notes payable to sellers of Drew
            bearing interest at 8%, with monthly
            payments of principal aggregating
            $8,333 plus interest and balloon
            payments aggregating $200,000 on
            September 19, 1999                                           300,000

         All other, principally Drew                                     628,000
                                                                     -----------

                  Total long term debt, considered current            11,392,000
                                                                     -----------

In connection with the sale of 56.7% of the common stock of Drew and the redemption of $3,780,000 of 10%/13% Convertible Notes in October 1998, the Company was released from its guarantee of the term loan and revolving credit obligations of Drew. Additionally, the Company has been released from liability for the $200,000 balloon payment to the sellers of Drew due on September 19, 1999. See Note 3 and Item 6 (b)

5. Private Placements during the nine months ended September 30, 1998 and 1997

      1998 Private placement of common shares and warrants - On April 22, 1998, the Company completed a private offering of its common stock and warrants. The offering raised aggregate proceeds of $2,000,000 for the purchase of 1,980,198 shares of common stock of the Company, subject to increase for "repricing" discussed below, and warrants to purchase 250,000 shares of common stock at $2.05 for three years by six accredited investors. The Company has agreed, to and in August 1998, did register such shares for resale by the investors.

      The number of shares issuable to these investors will be "repriced" pursuant to a schedule initially in four $300,000 increments and then in four $200,000 increments on eight occasions commencing with the effectiveness of a registration statement covering the shares and again 60 days later and then in 30 day intervals. On such dates, the investor would receive the additional number of shares, if any, that result from the difference between the number of shares actually issued and the number of shares which would have been issued using a 23% discount to the market price, as defined, at that time. The operation of this provision could result in a significantly greater number of shares being issued. For example, the first repricing increment of $300,000 in August 1998 results in the issuance of approximately 436,000 shares in addition to the 297,030 shares originally issued for this portion of the $2,000,000 placement. The scheduled "repricing" on the second occasion, October 1998, would result in the issuance of an additional approximately 1,480,879 shares in addition to the 297,030 originally issued for this portion of the $2,000,000 placement. The investors have agreed not to sell any shares before at least 120 days after the closing. The Company has agreed not to issue certain financings and has agreed to pay a placement agent a 6.5% fee in connection with the transaction.

      In October 1998, the Company and the representative of the investors agreed, subject to Board approval and completion of documentation, to restructure the "repricing". Under the agreement, the investors will return all "repricing" shares they have received or are due to receive and the original $2,000,000 placement will be "repriced", at the holders option, in new increments of $250,000 per month. Amounts not "repriced" at a scheduled repricing date will be carried over to the next month.

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

      Between November 1997 and March 1998, the Preferred Stock was converted into 1,772,811 shares of the Company's common stock at a price, pursuant to a formula, that averaged approximately $0.68.

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

      See Note 6 for a discussion of certain accounting treatment called for by Emerging Issues Task Force Statement D-60. Because the Preferred Stock issued is that of a subsidiary, but is convertible into shares of the Company, the Company had recorded the Preferred Stock of the subsidiary as "Minority interest" in the consolidated financial statements until its conversion into common stock of the Company. The "beneficial" conversion feature, therefore, has been charged to Minority interests (approximately $788,000) in the accompanying Consolidated Statement of Operations.

6. Other Discontinued Operations

      Ergonomic Consulting Services Division - In December 1997, the Board of Directors of the Company approved a plan to sell the operations of its Ergonomic Consulting Services Division ("ECSD"). ECSD has not generated operating profits and is no longer considered a core asset in light of the Company's current strategy. The plan of disposition involved finding a strategic buyer who would take over the Company's contractual commitments (some of which are long-term) to consulting division customers and liquidating the remaining assets through collection (with respect to receivables) or sale or disposal (with respect to furniture and equipment). On February 9, 1998, the Company closed on the sale of the revenue contract rights and transfer of the obligations for certain related personnel of the ECSD to a third party. Terms of the sale call for the payment of a portion of future revenues of the contracts sold as well as a portion of certain follow-on work, or referrals for work provided by the Company. At September 30, 1998, assets and liabilities of the ECSD were not material. The operations of the ECSD from January

1, 1998 through disposal on February 9, 1998 did not generate a loss. Approximately $50,000 was accrued in the December 31, 1997 financial statements as a loss on disposal representing management's estimate of the write-off of furniture and equipment and accrual of certain lease costs. Management believes that the $50,000 accrual recorded in December 1997 continues to be adequate at September 30, 1998. There was no material severance paid in connection with the discontinuance of the ECSD.

      HumanCAD Systems Operations - During late February 1998, as a result of specific events at the time, the Board of Directors of the Company approved a plan to seek alternative value for the HumanCAD Systems operations ("HCAD") by
(i) initially reducing the activity, (ii) seeking a strategic or management buyer for the operation and, if necessary, (iii) closing the operation. In March HCAD was closed and it is currently being liquidated under the bankruptcy laws of Ontario, Canada, where it is based.

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

      The measurement date for the discontinuance is February 1998, at which time losses from January 1, 1998 through February 1998 have been recorded and a provision for discontinued operations (principally severance and non-cancelable lease costs) has been made. At September 30, 1998, assets of the HCAD were minimal and liabilities (excluding intercompany) were approximately $100,000 consisting principally of trade payables and accruals.

      Revenues and net loss for ECSD and HCAD discontinued operations are approximately the following for the nine months ended September 30, 1998 and 1997:

                                  1998          1997
                                ---------    ---------
              Revenues          $ 169,000    $ 399,000
              Net Loss          $(803,000)   $(176,000)

7. Other

      Material subsequent events - See Note 3 regarding Drew.

      Extraordinary item and Minority Interest - In April 1998, the Company granted a 10% minority interest in its subsidiaries, Drew and BCAM Technologies, Inc. The granting of that minority interest is reflected as an extraordinary item in the accompanying Condensed Consolidated Statements of Operations. Minority interest in Drew is reflected in other liabilities of discontinued operations and in results from discontinued operations in the accompanying financial statements. The minority shareholders interest in the net income of Drew is reflected in the Condensed Consolidated Statements of Operations as part of loss from discontinued operations - Drew.

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

      Income taxes - The Company accounts for income taxes in accordance with Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes". The Company has not reflected a benefit for income taxes in the accompanying Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 1998 and 1997, since the future availability of net operating loss carryforwards have been offset in full by valuation allowances in accordance with FASB Statement No. 109.

      Antidilution adjustments to 10%/13% Convertible Notes and Class B Warrants and Class E Warrants - Principally as a result of the 1998 Private Placement of common stock and warrants in April 1998, the Company believes that the antidilution provisions of the Convertible Notes and the Class B and Class E Warrants were triggered. The calculation of the revised amounts has been reflected in the amounts in Note 4. The effect on the Class B and E warrants was not significant enough to warrant adjustment. Any repricings of the April 1998 private placement which result in the issuance of additional common stock without further consideration discussed in Note 5 above would result in additional antidilution calculations.

      Expiration of Class B and Class E Warrants - On October 17, 1998, the Company's Class B Warrants and Class E Warrants expired according to their terms.

      Other - See Note 11 to Consolidated financial statements at December 31, 1997 regarding charges to fourth quarter operations in 1997.

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

      BCAM International, Inc. and subsidiaries (the "Company") has been primarily a software, technology and consulting company, specializing in providing ergonomic solutions (human factors engineering) to individuals, corporations and government. Through a series of actions over the past year, including the acquisition of Drew and subsequent disposition of approximately 67% of Drew and certain other restructuring activities, the Company is now a technology company focused on commercializing its Intelligent Surface Technology and completing the development of its proprietary "microvalve" technology. The Company has collaborative research and development relationships with the State University of New York at Stony Brook and with MCNC which provide resources in broadening, strengthening and commercializing the Company's technologies.

      The acquisition and restructuring activity has included the following. On September 22, 1997, the Company acquired Drew Shoe Corporation ("Drew") as described in Note 3. In December 1997 the Board of Directors of the Company decided to discontinue the operations of ECSD due to the inability of that business to generate operating profits for the Company. In February 1998, the Board of Directors of the Company decided to discontinue the operations of HCAD as a result of the lack of available financing, on acceptable terms to the Company, to further the necessary business development activities of that division. In April 1998 the Company granted a 10% interest in the common stock of Drew (in addition to 10% of the common stock of BCAM Technologies, Inc.) to the holders of the Company's 10%13% Convertible Notes. In October 1998, the Company sold 56.7% of Drew and agreed to sell its remaining 33.3% interest in the common stock of Drew subject to shareholders approval.

      See Liquidity and Capital Resources and Notes to Condensed Consolidated Financial Statements regarding certain secured long-term debt coming due in April 1999.

Results of Operations

      Results of operations for the three and nine months ended September 30, 1998 continue to be significantly impacted by restructuring developments including: (1) the Plan to sell the Company's interest in Drew to the holders of the 10%/13% Convertible Notes ("Notes") in exchange for redemption of the Notes and related interest, (2) the discontinuation of the Ergonomic Consulting Services and HumanCAD Systems divisions, (3) a charge to compensation expense for certain options granted during 1997 which were at exercise prices below the market value when approved by the shareholders in February 1998, (4) charges and extraordinary item related to the April 1998 restructuring of the Company's Notes and (5) charges and costs related to the financing to acquire Drew and other financing during the year.

      Discontinued operations - As discussed in greater detail in Notes 3 and 6 to the Condensed Consolidated Financial Statements, the Company has recorded the operations of Drew, the Ergonomic Consulting Services Division ("ECSD") and HumanCAD Systems Division ("HCAD") as discontinued operations. Operations of these discontinued businesses in the three and nine months ended September 30, 1998 (including provisions for losses on discontinuance of approximately $250,000 in the nine months) resulted in losses of approximately $1,916,000 and $7,686,000 including very substantial non-cash charges related to certain financing acivities. Additionally, the nine months ended September 30, 1998 includes a charge to discontinued operations for approximately $286,000 for the compensatory element of stock options granted in 1997 and approved by the shareholders in February 1998. The reader is referred for further information regarding the losses generated from these discontinued operations to

Notes 3 and 6 to the Condensed Consolidated Financial Statements. Losses from discontinued operations were approximately $706,000 and $561,000, respectively, in the three and nine months ended September 30, 1997. The reduced losses from discontinued operations in 1997 reflect the fact that Drew was only included in the 1997 results for approximately eight days. These divisions were discontinued because: (1) the Company could not service and/or refinance the debt related to the acquisition of Drew, (2) ECSD did not generate operating profits for the Company and (3) HCAD required capital which the Company could not obtain on favorable terms.

      Ongoing selling, general and administrative costs - Selling, general and administrative costs decreased by approximately $38,000 in the nine months ended September 30, 1998 when compared to the prior year. Such costs increased in the three months ended September 30, 1998 principally as a result as increased corporate costs.

      Research and development costs - In the three and nine months ended September 30, 1998, research and development costs consist principally of costs associated with the Company's development of a "microvalve" in collaboration with a third party, MCNC, for potential use in its "ISTX" technology. Such costs and related development expenditures increased by approximately $105,000 and $342,000, for the three and nine months ended September 30, 1998, respectively, due to the stage of developments activities at the time.

      License revenues - License revenues consist principally of revenues received from IST products and have not been significant to date. One Company licensee, Textron, has launched a new product, in September 1997, utilizing IST in an automobile seat.

Liquidity and Capital Resources

      From December 31, 1997 to September 30, 1998, Company's financial position changed as follows:

                                      September 30, 1998    December 31, 1997
                                      ------------------    -----------------

      Cash                            $   982,000              $ 1,594,000

      Working capital                 $(1,014,000)             $ 6,716,000

      Long-term debt, including
               current portion        $11,092,000              $ 8,435,000

      Total Assets                    $13,923,000              $14,177,000

      Shareholders' equity (deficit)  $  (779,000)             $ 2,094,000

      On April 14, 1998, the Company and the holders of the 10%/13% Convertible Notes agreed to restructure the 10%/13% Convertible Notes ("Notes") as discussed in Note 4. As part of the restructuring, the Company agreed to accelerate repayment of the obligation from September 19, 2002 to April 16, 1999, to secure the obligation with all of the assets of the Company and to grant the holders a 10% interest in the Company's Drew and BCAM Technology subsidiaries, among other items. As a result, the Company had a significant capital requirement to repay this obligation ($6,805,000, at September 30, 1998 including interest paid in kind on March 19, 1998 and September 19, 1998 plus interest for the remaining period) in less than one year or face default and possible foreclosure on the security. The Company presently does not have the resources to repay this obligation and has been unsuccessful in its efforts to refinance this obligation.

      On October 2, 1998, the Board of Directors approved a plan (the "Plan") to resolve the pending maturity of the Notes prior to their due date and probable foreclosure by the Noteholder. Such Plan involves disposition of the Company's interest in Drew in exchange for redemption of the Notes together with related interest. Pursuant to the Plan, on October 26, 1998, the Company, entered into a Stock Purchase and Restructure Agreement between the Company and Impleo, LLC. ("Impleo") and sold 56.7% of the outstanding shares of its Drew subsidiary to Impleo in exchange for approximately $3,780,000 principal amount of the Company's 10%/13% Secured Convertible Notes ("Notes'). After this transaction, the remaining principal balance on the Convertible Notes will be approximately $2,220,000 plus an additional approximately $850,000 of accrued interest as of October 26, 1998. The Notes are secured by all of the assets of the Company and are due in April 1999. As a condition of the sale of the Drew shares to, and the redemption of the Notes from, Impleo, Michael Strauss, the Chairman, President and Chief Executive Officer of the Company, has become the Chief Executive Officer of Drew Shoe Corporation. Mr. Strauss is obliged to spend no less than 75% of his time on the business of Drew. Mr. Strauss will continue to serve the Company as its Chairman, President and Chief Executive Officer and has agreed to enter into a new employment agreement with the Company.

      The Company's redemption of approximately $3,780,000 of Notes and cancellation of certain related warrants will eliminate approximately 6.8 million shares of potential dilution to the BCAM common shareholders. This includes the elimination of potential dilution which would result from conversion of the Notes (approximately 5.5 million shares) and exercise of warrants to purchase approximately 1.3 million shares of BCAM common stock.

      The Company does not presently have the liquidity and capital resources to repay the remaining balance of the Notes when they are due in April 1999.

      The Company has entered into a separate Purchase and Sale Agreement with Impleo in which it agreed to promptly submit to its shareholders a proposal to sell the remaining 33.3% of Drew Shoe Corporation to Impleo in exchange for the cancellation of the then remaining principal amount ($2,220,000) of Notes together with accrued interest thereon (the "Second Sale"). If the BCAM shareholders approve the proposal to sell the remaining 33.3% of Drew common stock, an aggregate of approximately 10.75 million potentially dilutive securities will be eliminated.

      The Company anticipates that the sale of Drew will result in the recognition of a gain on the transaction.

      It is the Company's intention to complete the second sale. If the BCAM shareholders should not approve the proposal to sell the remaining 33.3% of Drew common stock, in exchange for the remaining principal amount of, and accrued interest on, the Notes, the Company does not have the resources to repay such Notes and therefore the holder of the Notes would most likely be in a position to foreclose on all of the assets of the Company when the Notes mature in April 1999.

      Separately, the Company, under the Plan, has reached agreement with the sellers of Drew to the Company in 1997 to: (i) cancel an employment contract and enter into a consulting agreement with the former president of Drew, (ii) cancel approximately $200,000 of notes payable to the former owners of Drew, (iii) forgive certain purchase price adjustments due from the former owners of Drew and the assumption, by Drew, of certain contingent liabilities in connection with the Ulin & Holland litigation (such litigation is discussed in Item 3 of Form 10-KSB for the year ended December 31, 1997).

      See Notes 3 and 4 to Condensed Consolidated Financial Statements and Items 1 and 6. Other Information.

      During April 1998, the Company commenced a private placement and raised an aggregate $2,000,000 though the issuance of common stock and warrants (See Item 2 Changes in Securities and Use of Proceeds). Such private placement involves periodic "resets" which result in the issuance of additional shares as described in Note 5 to Condensed Consolidated Financial Statements and in Item 6 (b).

      In addition to the liquidity and capital needs described above, the Company is in need of additional capital in order to continue its development activites to further commercialize the Intelligent Surface Technology and to develop the "microvalve" technology. The Company believes that its current cash resources can permit it to continue its business plan until approximately the first quarter of 1999, assuming that the Company receives the cooperation of its vendors in deferring certain amonts which are currently due.

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

      The Company's HumanCAD Systems operations were discontinued in February 1998. In October 1998, the Company's HumanCAD subsidiary filed an assignment in bankruptcy under the laws of Ontario, Canada and Fuller Landau Ltd. (the "Trustee") were appointed as trustee of the estate. The Trustee is in the process of liquidating that business. Various vendors and one customer have threatened litigation for amounts claimed to be due them. One vendor has filed litigation against the Company in connection with a claim of approximately $19,000. There can be no assurance that any threatened litigation will not result in the filing of further actions against the Company or that such action(s) will not result in additional costs beyond those already included in the Company's financial statements.

      There are no other material legal proceedings pending against the Company.

      Item 2. Changes in Securities and Use of Proceeds

      See Item 6. Exhibits and Reports on Form 8-K for a discussion of the redemption of $3,780,000 of 10%/13% Convertible Notes and the resultant elimination of conversion feature and warrants which were derivative into over
6.8 million common shares of the Company.

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

      The offering raised aggregate proceeds of $2,000,000, before expenses, for the purchase of 1,980,198 shares of common stock of the Company, subject to "repricing" as described below, and warrants to purchase 250,000 shares of common stock at $2.05 for three years by six accredited investors as follows:

                                                                    Common
                                                  Common Shares     shares
                                                  issued before     under
       Name of purchaser        Amount paid(b)   "repricing"(a)    warrants
       -----------------        --------------   --------------    --------

Balmore Funds S.A.               $  850,000          841,584       106,250
Austost Anstalt Schaan           $  750,000          742,574        93,750
Beeston Investments Ltd.         $  200,000          198,020        25,000
Manor Investments                $  100,000           99,010        12,500
Ellis Enterprises                $   50,000           49,505         6,250
East Lane Corporation, Ltd.      $   50,000           49,505         6,250
                                 ----------        ---------       -------
       Totals                    $2,000,000        1,980,198       250,000
                                 ==========        =========       =======

      Prior to "repricing", discussed below, which has resulted in August 1998 in the commitment to issue an additional approximately 425,000 additional shares, before further repricings, as discussed below.

---------------------

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

      In October 1998, the Company and the representative of the investors agreed, subject to Board approval and completion of documentation, to restructure the "repricing". Under the agreement, the investors will return all "repricing" shares they have received or are due to receive and the original $2,000,000 placement will be "repriced", at the holders option, in new increments of $250,000 per month. Amounts not "repriced" at a scheduled repricing date will be carried over to the next month.

      Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits.

                  27     Financial Data Schedule.

            (b) Reports on Form 8-K

                  On November 6, 1998, the Company filed a Form 8-K in order to report that effective October 26, 1998, the Company, pursuant to a Stock Purchase and Restructure Agreement between the Company and Impleo, LLC. ("Impleo"), sold 56.7% of the outstanding shares of its investment in its Drew Shoe Corporation subsidiary ("Drew") to Impleo in exchange for approximately $3,780,000 principal amount of the Company's 10%/13% Secured Convertible Notes (Notes"). Impleo, which initially owned $5,000,000 principal amount of Notes, purchased the remaining $1,000,000 principal amount (plus accrued interest) of Notes, thereby making it the sole holder of the Notes. After this transaction, the remaining principal balance on the Convertible Notes will be approximately $2,220,000 plus an additional approximately $850,000 of accrued interest as of October 26, 1998. The Notes are secured by all of the assets of the Company and are due in April 1999. Impleo now owns approximately 67% of the common stock of Drew. As a condition of the sale of the Drew shares to, and the redemption of the Notes from, Impleo, Michael Strauss, Chairman, President and Chief Executive Officer of BCAM International, Inc. has become the Chief Executive Officer of Drew Shoe Corporation. Mr. Strauss is obliged to spend no less than 75% of his time on the business of Drew. Mr. Strauss will continue to serve BCAM International, Inc. as its Chairman, President and Chief Executive Officer and has agreed to enter into a new employment agreement with the Company.

      BCAM's redemption of approximately $3,780,000 of Notes and cancellation of certain related warrants will eliminate approximately 6.8 million shares of potential dilution to the BCAM common shareholders. This includes the elimination of potential dilution which would result from conversion of the Notes (approximately 5.5 million shares) and exercise of warrants to purchase approximately 1.3 million shares of BCAM common stock.

      In connection with the Stock Purchase and Restructure Agreement, the Company and Impleo entered into a Second Amendment to the September 1997 Note Purchase agreement which eliminates the requirement for Impleo to have representation of 25% or more on the Company's Board of Directors, among other matters. In addition, the Company has been released from its guarantee of the secured obligations of Drew to a bank.

      The Company, Drew and Impleo have entered into a shareholders agreement relative to the certain matters including disposition of shares and additional investments in Drew.

      The Company has entered into a separate Purchase and Sale Agreement with Impleo in which it agreed to promptly submit to its shareholders a proposal to sell the remaining 33.3% of Drew Shoe Corporation to Impleo in exchange for the cancellation of the then remaining principal amount of Notes together with accrued interest thereon (the "Second Sale"). If the BCAM shareholders approve the proposal to sell the remaining 33.3% of Drew common stock, an aggregate of approximately 10.75 million potentially dilutive securities will be eliminated.

      Impleo is an affiliate of Wexford Management, LLP.

      Separately, the Company has reached agreement with Charles G. Schuyler and Frank Shyjka (the sellers of Drew to the Company in 1997) to: (i) cancel Mr. Schulyer's employment contract and enter into a consulting agreement, (ii) cancel approximately $200,000 of notes payable to Messrs. Schuyler and Shyjka,
(iii) forgive certain purchase price adjustments due from Messrs. Schuyler and Shyjka and the assumption, by Drew, of certain contingent liabilities in connection with the Ulin & Holland litigation (such litigation is discussed in Item 3 of Form 10-KSB for the year ended December 31, 1997).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BCAM INTERNATIONAL, INC.


Dated: November 16, 1998         By: /s/ Michael Strauss
                                    --------------------------------------------
                                     Michael Strauss
                                     Chairman of the Board of  Directors,
                                     President and Chief Executive Officer
                                     (principal executive officer)


Dated: November 16, 1998         By: /s/ Kenneth C. Riscica
                                    --------------------------------------------
                                     Kenneth C. Riscica
                                     Vice President - Finance, Chief Financial
                                     Officer, Treasurer and Secretary
                                     (principal financial and accounting
                                     officer)

                                INDEX OF EXHIBITS

Exhibit No.                Exhibit
-----------                -------

27                         Financial Data Schedule