Form 10KSB
period 1998-12-31
BCAM INTERNATIONAL INC
filed 1999-04-15
CIK 856143

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                        Commission File Number: 0-18109
   December 31, 1998

         Exact name of small business issuer as specified in its charter

                            BCAM INTERNATIONAL, INC.

State or other jurisdiction of                    IRS Employer
incorporation or organization:                    Identification No.: 13-3228375
          New York

                     Address of principal executive offices:

                             1800 Walt Whitman Road,
                            Melville, New York 11747
                                 (516) 752-3550

Securities registered under Section   Name of each exchange on which registered:
12(b) of the Exchange Act:            The Over the Counter Bulletin Board
Common Stock, $.01 par value

         Securities registered under Section 12(g) of the Exchange Act:
         --------------------------------------------------------------
                          Common Stock, $.01 par value

      Check whether the registrant (1) filed all reports to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |_|.

      Registrant's revenues for its most recent fiscal year were approximately $2,000.

      The aggregate market value of the registrant's common stock held by non-affiliates as of March 23, 1999, was approximately $1,300,000 based on the average closing price of such stock on March 23, 1999, as reported by the Over the Counter Bulletin Board.

      The number of shares outstanding of the registrant's common stock as of March 23, 1999, was 23,251,116.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one): Yes |_|; No |X|

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      BCAM International Inc. (formerly Biomechanics Corporation of America prior to a name change effected June 22, 1995), was organized in 1984 under the laws of the State of New York.

GENERAL

BCAM International, Inc. and subsidiaries (the "Company") has been primarily a software, technology and consulting company, specializing in providing ergonomic solutions (human factors engineering) to individuals, corporations and government. The Company's revenues had historically been derived primarily from ergonomic consulting services. Through a series of actions over the past eighteen months, including the acquisition of Drew Shoe Corporation ("Drew"), subsequent disposition of approximately 66.7% of Drew (and the disposition of the remaining approximately 33.3% subsequent to December 31, 1998 in March 1999) and certain other restructuring activities (which are summarized in the following paragraph and described in more detail in Notes 3 and 5 to the Consolidated Financial Statements), the Company is now a technology pioneer in the field of Intelligent Surface Technology ("IST") blending biomechanics and ergonomics with innovative electronic systems and software.

      The acquisition and restructuring activity over the past eighteen months has included the following. On September 22, 1997, the Company acquired Drew Shoe Corporation ("Drew") as described in Note 4 to Consolidated Financial Statements. Drew is a manufacturer, marketer and distributor of medical footwear. The purchase of Drew was financed principally by the issuance of 10%/13% Convertible Notes and Warrants. In December 1997 the Board of Directors of the Company decided to sell the operations of the Ergonomic Consulting Services Business ("ECSD") due to the inability of that business to generate operating profits for the Company as discussed further in Note 7 to the Consolidated Financial Statements. In February 1998, the Board of Directors of the Company decided to discontinue the HumanCAD Systems Operations ("HCAD") as a result of the lack of available financing, on acceptable terms to the Company, to further the necessary business development activities of that division as discussed further in Note 7 to the Consolidated Financial Statements. In April 1998 the Company restructured the 10%/13% Convertible Notes which included granting a 10% interest in the common stock of Drew (and also 10% of the common stock of BCAM Technologies, Inc., later renamed ISTX, Inc.) to the noteholders as further discussed in Note 5 to the Consolidated Financial Statements. In October 1998, the Company sold 56.7% of Drew to the holder of the 10%/13% Convertible Notes and agreed to sell its remaining 33.3% interest in the common stock of Drew subject to approval of the shareholders as discussed further in
Note 3 to the Consolidated Financial Statements. In March 1999 the shareholders of the Company approved the sale of the Company's remaining ownership in Drew.

      The Company's principal subsidiary consists of BCAM Technologies, Inc. (principally IST and related technologies).

      The Company has or has had at varying times collaborative research and development relationships with the State University of New York at Stony Brook and with MCNC (see below) which the Company believes provide valuable resources in strengthening the Company's technologies.

      The Company's present business is described below.

INTELLIGENT SURFACE TECHNOLOGY ("IST")

      Intelligent Surface Technology (IST) is a family of technologies that is ultimately expected to be able to convert products such as seats, beds, shoes and other products to dynamic, more user-friendly products meeting the specific needs of individuals. The Company's patented technology is designed to empower such product surfaces with the ability to sense and respond to individuals in order to maximize comfort, fit, and user performance while minimizing fatigue and stress. A product surface is considered "intelligent" because it is able to learn about the user and recognize patterns of the user's movements through the Company's sophisticated proprietary software. By calculating a user's weight and using the calculated weight as a function in determining comfort and fit, an IST surface can be adjusted and optimized on a real time basis to conform to a user's body specifications and needs. The Company's current IST technology is "adaptive" rather than "intelligent". The Company's strategy has been to license such technology to companies that can develop products that can exploit this technology.

      Adaptive surface technology is based on the original nine patents and several pending patents developed by the Company. An adaptive system can control the pressure between a product's surface and its user to improve comfort and fit. It is suitable for products, such as seats, since currently the system supports eight adjusting zones.

      The adaptive system is divided into several elements including electronic control circuitry, software, sensors, a valve assembly, bladders, a pump, and a user interface. Typically, a seat product is fitted with various size and shape air bladders according to ergonomic principles. The air bladders are connected to a control module, which is embedded in the product and houses the electronics, sensors, and valves.

      Since comfort and fit are dynamic human properties, as they are constantly changing over time, the adaptive system adjusts every couple of minutes to achieve a time-averaged comfort load over the length of time spent in the seat. The adaptive system can be adjusted to the specific needs of a product in order to provide activity-based feedback and adjustment, including the provision for intelligent massage.

      On September 9, 1997, the Company announced that the 1998 Cadillac STS would offer, as an option, a driver and passenger seat utilizing the Company's IST adaptive technology through a license agreement with McCord Winn Textron Inc. ("Textron"), a subsidiary of Textron Inc. In 1998, the Company was advised by Textron that this feature would be available also in the Cadillac SLS. These are presently the only products to utilize IST in the marketplace and revenues earned to date have been immaterial.

      The Company has had a variety of discussions with companies about the possible license of IST for use in consumer seating and other products. It is the Company's present opinion, based upon such discussions, that the potential widespread use of IST into consumer and other products is likely to be dependent upon the successful development of a smaller and less expensive application of the IST technology which the Company refers to as "NT" or "ISTX" (see below).

      The NT platform development is focused on miniaturizing the IST system and inventing a new method to develop applications for incorporating the IST technology into products. With NT, costs and power consumption would be reduced and noise levels will be decreased. The Company recently completed a prototype of a Micro Electronic Mechanical System ("MEMS") microvalve that the Company believes would enable the miniaturization of the Intelligent Surface system. The new microvalve is smaller, lighter, lower cost, and uses considerably less power than traditional pneumatic valves.

      The Company believes that miniaturization would enable it to provide a superior user-friendly product surface by allowing for an increased number of adjustable zones. This would provide an increased level of IST benefits, and costs would be significantly reduced permitting new market opportunities.

      The next evolutionary step for IST is the transition from the adaptive system to a "discrete" MEMS system. The NT system would employ Artificial Intelligence and MEMS micro-components.

      In order to miniaturize and lower the cost of IST applications, the Company and MCNC (founded in 1980 as the Microelectronics Center of North Carolina and now known simply as MCNC) have completed an alpha prototype of a microvalve component to control air flow in the IST system. A beta or production ready version of the MCNC microvalve would be the subject of further development about which the Company and MCNC have entered into a non-binding letter of intent. Such further development will likely be dependent upon the Company obtaining the financial resources or entering into a strategic transaction which would permit the Company to fund such further development. Such further development would involve costs of MCNC as well as costs of the Company to define protocols, integrate systems and coordinate applications, among other things. The Company believes that the MCNC microvalve will facilitate the commercialization of the Company's IST technology into smaller and less expensive systems. The Company presently does not have the financial resources to go forward with such further development. Separate from the MCNC collaboration, the Company has created a design for and patented a proprietary microvalve that may be useful in IST technology.

      As indicated in the accompanying consolidated financial statements, as of December 31, 1998, the Company had negative working capital of approximately ($1,327,000), negative net worth of approximately ($1,136,000), losses from continuing operations of approximately ($3,148,000), no material revenues and a development agenda for IST which requires additional financing. Losses from continuing operations have continued since December 31, 1998. These factors, among others, indicate that the Company is in need of significant additional financing and/or a strategic business arrangement in order to continue its operations in the

1999 year. See "Consolidated Financial Statements" and "Management's Discussion and Analysis or Plan of Operations".

      There can be no assurances that management's plans described in the preceding paragraphs and elsewhere in this report will be realized. These factors, among others, indicate that the Company may be unable to continue operations as a going concern.

Current Licensees

      Textron. The Company and McCord Winn Textron Inc., ("Textron") a subsidiary of Textron Inc. signed a Development and License Agreement in March 1993, amended in October 1993 and August 1996, whereby the Company granted an exclusive worldwide license to Textron to use the IST patents and know-how in the manufacture, use and sale of seats, and seating components for the transportation industry, wheelchairs, office furniture applications and hospital beds.

      In September 1997, Textron began selling an IST system for use in an automobile seat which is incorporated, as optional equipment, in the driver and front passenger seat for the 1998 Cadillac Seville STS model. In 1998, the Company was advised by Textron that this feature would be available also in the Cadillac SLS. Textron is obligated to pay the Company a royalty, after deduction of an agreed upon credit ($150,000) over four or more years, for the use of the Company's technology in the sale of the systems. There were no revenues in the 1997 financial statements from the sales of Textron and such royalty revenues were not material in 1998 and are not anticipated to be material in 1999. Royalty revenues in 1998 were negatively impacted by strikes by workers at various General Motors facilities.

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

      Reebok. In January 1994, the Company and Reebok International Ltd. ("Reebok") signed a world-wide exclusive licensing and development agreement for the use of IST for certain footwear. In addition, Reebok has a right of first refusal to obtain exclusive licenses to use IST on athletic, sport and fitness equipment fields of use. The fields of medical equipment and orthopedic devices are specifically excluded from the Reebok license. No revenue has been realized in 1998 or 1997 from this license and no revenue is presently anticipated for 1999.

      Sealy. In August 1996, the Company signed an agreement with Sealy, Inc. in which Sealy, Inc. has the option to license IST for its adjustable bed and a right of first refusal as applied to all bedding products (excluding medical bedding applications). No revenue has been received in either 1998 or 1997 from this option and right of first refusal. There is currently no material activity under this option or first refusal agreement and no revenue is currently anticipated for 1999.

DISCONTINUED OPERATIONS

      The following former businesses of the Company have been recently discontinued.

      Drew Shoe Corporation ("Drew")

      Drew Shoe is a designer, manufacturer, marketer and distributor of medical footwear headquartered in Lancaster, Ohio. Drew has a 60,000 square foot manufacturing and a 40,000 square foot distribution and executive office facility in Lancaster, Ohio. Additionally, Drew operates retail medical footwear stores in various areas of the United States. Drew Shoe had annual revenues of approximately $15 million in 1998 and 1997. Revenues from the wholesale division were in excess of approximately 70% in each of 1998 and 1997. Drew has been in business for many years and was primarily a comfort shoe manufacturer and distributor until 1992, when it shifted its focus to medical footwear. Medical footwear had been a small portion of the Company's business prior to 1992. Approximately 60% or more of Drew Shoe's sales are of women's shoes.

      Drew was discontinued pursuant to a plan approved by the Board of Directors in October 1998 as discussed in greater detail in Item 5 - Recent Sales of Unregistered Securities (iii) and (iv), Item 3 - Litigation and

Note 3 to Consolidated Financial Statements

      Proprietary HumanCAD Software Development ("HCAD")

      Since 1989, the Company has developed, marketed, maintained, and periodically upgraded its Mannequin Pro(TM) software product. MannequinPro(TM) is a human modeling program that enables the user to render 3-dimensional scalable humanoid figures on a personal computer (PC). These figures can be articulated into any position and then can be viewed from any angle, distance or perspective. The result of that view can be printed, plotted or exported to other graphics software for further enhancement of the image. The figures can walk, bend, reach and grasp objects. A user can test the functionality of the design of almost anything used by humans. In 1997, the Company formed HumanCAD Systems, Inc. in order to make new investments in the development and marketing of the Mannequin Pro series of products. In December 1997, the Company received a preliminary commitment for certain financing of the planned development and marketing activities of HumanCAD in 1998. The Company took an additional facility in Waterloo, Canada and hired additional sales and marketing and development personnel subsequent to that time. In late February 1998, the Company was advised by the potential funding source that it would no longer be interested in going forward with the planned financing. The Company then determined to seek alternative value for its investment in these software products and substantially curtailed its development and marketing efforts. The operations of HumanCAD are considered a discontinued operation in the accompanying consolidated financial statements with a measurement date of February 1998. After efforts to realize alternative value were not successful, in October 1998, the Company's HumanCAD Systems Inc. subsidiary filed an assignment in bankruptcy under the laws of the Province of Ontario, Canada (where it had been incorporated) and Fuller Landau Ltd., 151 Bloor St. West, Toronto, Canada, was appointed receiver and trustee. See also Item 3 - Legal Proceedings.

      Ergonomic Consulting Services Division ("ECSD")

      Until February 9, 1998, the Company had provided ergonomic consulting services in two areas: (i) Ergonomic Product Assessment and Redesign, and Ergonomic Workplace Assessment and (ii) Software Based Consulting Services, tailored to the implementation and use of the HumanCAD(R) line of ergonomic software products. Prior to the acquisition of Drew, Ergonomic Consulting Services represented the majority of revenues (over 75%) in 1997 and 1996. On February 9, 1998, this business was sold to a third party in exchange for 7.5% of revenues under contracts in process assumed by the third party plus a lesser royalty on certain defined possible future revenues. Royalties from the purchasers of ECSD have not been material and are not anticipated to be material in the future.

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

SALES AND MARKETING

Marketing Strategy for Licensing IST

The Company's marketing strategy for IST has historically focused on identifying organizations that:

      o     Are large,

      o     Are financially strong,

      o     Have marketing presence, and

      o     Have the financial resources to commercialize the technology

The Company is prepared to license the IST technology to organizations that meet the above criteria and plans to assist those organizations in commercializing the technology. The Company currently believes, however, that significant new license opportunities will be limited by the size and cost considerations related to the current IST systems and a planned development program to reduce the size and cost of such systems.

Research and Development

      It is the Company's present opinion that the potential widespread use of IST into consumer and other products is likely to be dependent upon the successful development of a smaller and less expensive application of the IST technology.

      In order to miniaturize and lower the cost of IST applications, the Company and MCNC (founded in 1980 as the Microelectronics Center of North Carolina and now known simply as MCNC) have completed an alpha prototype of a microvalve component to control air flow in the IST system. A beta or production ready version of the MCNC microvalve would be the subject of further development about which the Company and MCNC have entered into a non-binding letter of intent. Such further development will be dependent upon the Company obtaining the financial resources or entering into a strategic transaction which would permit the Company to fund such further development. Such further development would involve costs of MCNC as well as costs of the Company to define protocols, integrate systems and coordinate applications, among other things. Such investments, if made, would necessarily have to be followed by investments in integration for specific applications and then in marketing and sales, among other matters. The Company presently does not have the financial resources to go forward with such further development. Separate from the MCNC collaboration, the Company has created a design for and patented a proprietary microvalve that may be useful in IST technology.

      The Company uses its internal resources and subcontractors, as needed, in its research and development activities. For example, the Company has periodically established collaborative research and development relationships with the State University of New York at Stony Brook, MCNC and the New Jersey Institute of Technology.

Competition

      Although there may be similar systems to the Company's IST, the Company believes that its patents and know-how are helpful to protect its technology from competition. The Company is aware of one entity, ACI/Rostra which Textron has asserted to have infringed upon the Company's IST technology. The Company and Textron are pursuing this matter with ACI/Rostra.

Suppliers

      The materials used in the Company's business may be obtained from numerous suppliers, except for the proprietary "microvalve" which is envisioned to become an integral part of the IST system going forward. The Company believes that its relationships with its vendors are satisfactory, however, financial constraints could impede such relationships at any time.

Government Regulation

      The Company's present and proposed activities are not generally subject to government regulation in the United States or other countries. The costs and effects of complying with environmental laws by the Company are not material.

Proprietary Information

      The Company attempts to protect its intellectual property through patent applications. The Company has obtained nine patents and has filed various additional United States patent applications relating to its IST. One of the patents filed is potentially significant since it represents one possible approach for a critical component (microvalve) needed to miniaturize the application of the IST.

Major Customers

IST

      The only present customer for IST 1998 is Textron. See above.

The "Year 2000" issue

At the Company's corporate office, its information systems are principally utilized for general accounting and administration. During 1998, the Company upgraded such system and currently believes it to be Year 2000 compliant. The Company does not have a current point of view on the status of Year 2000 compliance at Drew because its remaining ownership interest was disposed in 1999.

Employees

      As of January 1, 1999, the Company had approximately 6 employees, including approximately one person devoted to technology, 3 corporate administrative employees (including 2 who are part-time) and 2 executive officers (one of whom devotes a portion of his business time to the Company and the other of whom has indicated his intent to terminate his full time employment with the Company after April 1999).

      The Company has been able to attract and retain skilled employees by offering competitive salaries and benefits. The Company believes that its relationship with its employees is good however, the Company's ability to retain its employees, given its current financial condition, is uncertain.

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

ITEM 2. DESCRIPTION OF PROPERTY

      Since 1990, the Company has leased office space at 1800 Walt Whitman Road, Melville, New York. The Company's lease, as amended, expires on March 31, 2001. The current annualized lease rate for this space is approximately $75,000, which is subject to annual increases. The facility contains approximately 4,200 square feet of office space.

ITEM 3. LEGAL PROCEEDINGS

      In January 1998, Ulin & Holland Incorporated ("U & H") filed suit against the Company's then subsidiary, Drew, in United States District Court for the District of Massachusetts. The suit alleges that U & H was retained in 1992 by Drew pursuant to which U & H alleges that it is due a fee of not less than $297,000 in connection with the Company's acquisition of Drew. Drew disputes this claim. U & H has named the Company as a defendant in this lawsuit. Subsequent to the Company's divestiture of the majority ownership of Drew, Drew is responsible for the defense of this matter. In March 1999, the Company was notified that it is no longer a defendant in that lawsuit.

      On or about February 22, 1999, a shareholder derivative action was filed in United States District Court for the Eastern District of New York in connection with certain transactions culminating in the sale by the Company to Impleo, LLC of the Company's interest in Drew. The complaint names all of the Company's current directors and several former members of the Board as defendants as well as Impleo, LLC and certain related entities and individuals (collectively, the "Defendants"). The allegations contained in the complaint challenge the Defendants' actions in connection with certain transactions, including but not limited to, (i) the April 14, 1998 restructuring of certain convertible notes; (ii) the October 1998 sale of 56.7% of Drew to Impleo, LLC; and (iii) the proposed sale to Impleo, LLC of the Company's remaining 33.3% interest in the Drew. In addition to seeking recovery on behalf of the Company for certain allegedly wrongful acts on the part of the Defendants, the complaint seeks, among other things, to enjoin or set aside any shareholder vote in connection with a proxy statement filed with the SEC on or about February 1, 1999 pursuant to which the Company received shareholder approval to sell its remaining 33.3% interest in Drew and to block or rescind the sale of any interests in Drew to Impleo, LLC. The current Directors deny the allegations concerning any allegedly wrongful actions.

      In October 1998, the Company's HumanCAD Systems Inc. subsidiary filed an assignment in bankruptcy under the laws of the Province of Ontario, Canada and Fuller Landau Ltd., 151 Bloor St. West, Toronto, Canada, was appointed receiver and trustee. Certain creditors of the HumanCAD operations have filed or threatened to file claims against the Company for the debts of HumanCAD. One such action was filed by Miller Freeman, Inc. in the Civil Court of City of New York in the amount of approximately $18,000. The Company intends to vigorously defend itself in such action, however its ability to do so may be limited by its financial resources which are currently inadequate (See Consolidated Financial Statements, Report of Independent Public Accountants and Management's Discussion and Analysis or Plan of Operations).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At a March 4, 1999 Special Meeting of Shareholders, the following matter was brought for a vote of the shareholders:

                Proposal                    Votes For    Votes Against   Abstain
--------------------------------------------------------------------------------
1. Proposal to sell the Company's          15,748,202       253,240       7,850
remaining 33.3% common stock interest
in Drew Shoe Corporation to the holder
of the Company's 10/13% Convertible
Notes

      The proposal required a vote of 66.7% of the shareholders for passage and the proposal was passed by a vote of approximately 67.7% of the 23,251,116 shares outstanding on January 27, 1999, the date of record.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock of the Company was quoted primarily on the NASDAQ SmallCap Market under the symbol BCAM until October 15, 1998. Subsequent to October 15, 1998, the Company's common stock has been traded primarily on the Over the Counter Bulletin Board ("OTC Bulletin Board"). The Company's Common Stock has also been traded on the Boston Stock Exchange under the symbol BAM. In November 1998, the Boston Stock Exchange advised the Company that it would commence a process of delisting the Company's Common Stock from the Boston Stock Exchange.

      The following table sets forth the high and low closing bid quotations for the Common Stock as reported by The NASDAQ SmallCap market through October 15, 1998 and the OTC Bulletin Board thereafter. The NASDAQ SmallCap market and OTC Bulletin Board quotations reflect inter-dealer prices without retail markup, markdown or commission and do not necessarily represent actual transactions.

                            NASDAQ/OTC Bulletin Board

1998                              High Bid                        Low Bid
----                              --------                        -------
First Quarter                     1 17/32                         1
Second Quarter                    1 19/32                         7/8
Third Quarter                     1 1/16                          7/32
Fourth Quarter                    1/4                             1/16

1997                              High Bid                        Low Bid
----                              --------                        -------
First Quarter                     1 3/8                           27/32
Second Quarter                    1 1/8                           11/16
Third Quarter                     1 7/8                           23/32
Fourth Quarter                    1 31/32                          1

Holders

      There were approximately 352 record holders of the Company's Common Stock as of February 28, 1999.

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

      The purchasers of the securities are set forth in the following table:

                                            Common shares    Common shares under
  Name of purchaser        Amount paid         issuable            warrants
  -----------------        -----------         --------            --------
621 Partners               $  260,000          260,000             260,000
Appleton Associates           120,000          120,000             120,000
R. Weil & Associates          320,000          320,000             320,000
Karen Weil                    100,000          100,000             100,000
David Latter                   25,000           25,000              25,000
Howard Weingrow                50,000           50,000              50,000
Peter Orr                      50,000           50,000              50,000
Joseph Offenberger             25,000           25,000              25,000
David Schultz                  25,000           25,000              25,000
Howard Seiberman               50,000           50,000              50,000
Joseph Schueller               50,000           50,000              50,000
                           ----------        ---------           ---------
                           $1,075,000        1,075,000           1,075,000
                           ==========        =========           =========

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

      (ii) Convertible Preferred stock of BCA Services, Inc. ("BCA"), a subsidiary of the Registrant ($1,200,000) - On July 22, 1997 BCA Services, Inc. ("BCA"), previously a wholly-owned subsidiary of the Company, commenced an Offering (the "Offering") to sell up to 150 shares of BCA's Convertible Preferred Stock (the "Preferred Stock") for a total consideration of $1.5 million in a private offering to accredited investors.

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

      In response to positions recently taken by the Securities and Exchange Commission, Emerging Issues Task Force Statement D-60 has been issued which requires specific accounting for securities issued which are convertible into common stock at a value which is "beneficial" at the date of issuance (such as the preferred stock described above and the 10%/13% Convertible Notes and Warrants described below). This accounting has resulted in significant charges to operations in connection with these financings as further described in Notes 5 and 6 to the Consolidated Financial Statements.

      (iii) 10%/13% Convertible Notes and Warrants ($6,000,000) (also see (iv))- In order to fund the acquisition of Drew and provide working capital to the Company, On September 19, 1997, the Company issued subordinated convertible notes to eight investors in the aggregate amount of $6,000,000 (the "Convertible Notes"). The Convertible Notes are due, as amended in April 1998 (see "Debt Restructuring" below), on April 16, 1999 unless at any time after September 19, 1998, they are converted, at $.80 per share into 7,500,000 shares of Common Stock of the Company. The conversion feature is subject to antidilution in certain circumstances including the issuance of Common Stock and warrants in 1998 and related "repricings" discussed below. The Convertible Notes bear an interest rate of 10%, payable semi-annually, but the Company, at its discretion, could pay interest in the form of its Convertible Notes in which case the annual interest rate becomes 13% with semi-annual compounding. The Convertible Notes required the Company to maintain compliance with certain financial covenants including maintenance of minimum levels of interest coverage and net worth (as defined).

      In addition, the Company issued to the noteholders Non-Redeemable Class DD Warrants to purchase, as amended in April 1998, 2,000,000 shares of common stock, exercisable at $1.75 per share (subject to antidilution provisions) at any time prior to September 19, 2002.

      The market value of the Company's common stock on the Nasdaq SmallCap market on the date of the transaction was approximately $1.50 per share.

The purchasers of the securities are set forth in the following table:

                                            Common shares       Common shares
    Name of purchaser       Amount paid        issuable        under warrants
    -----------------       ----------        ---------        --------------
Impleo, LLC ("Impleo")      $5,000,000         6,250,000          2,000,000
621 Partners                   150,000          187,500              60,000
R. Weil & Associates           155,000          193,750              62,000
David M. Kirr                  165,000          206,250              66,000
Terry B. Marbach               165,000          206,250              66,000
Gregg T. Summerville           165,000          206,250              66,000
Ralph Weil                     100,000          125,000              40,000
Joseph Schueller               100,000          125,000              40,000
                            ----------        ---------           ---------
                            $6,000,000        7,500,000           2,400,000
                            ==========        =========           =========

      Kirr Marbach & Company, LLC, a registered investment advisor, is the managing general partner of 621 Partners, Appleton Associates and R. Weil & Associates, and together with Messrs. Kirr, Marbach and

Summerville may be deemed to constitute a group within the meaning of Regulation 13D-G.

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

      The Registrant claims exemption from registration of this placement by virtue of Section 4(2) of the Securities Act of 1933. In response to positions recently taken by the Securities and Exchange Commission, Emerging Issues Task Force Statement D-60 has been issued which requires accounting for securities issued which are convertible into common stock at a value which is "beneficial" at the date of issuance (such as the preferred stock and the 10%/13% Convertible Notes and Warrants described above). This accounting resulted in significant charges to operations in connection with these financings as further described in Notes 5 and 6 to Consolidated Financial Statements. The Company also has, under generally accepted accounting principles, recorded approximately $1,872,000 as the estimated value of the detachable warrants issued in connection with the Convertible Notes. Reference is made to Note 5 of the Consolidated Financial Statements of the Company.

      See item (iv) below regarding the restructuring and retirement of the 10%/13% Convertible Notes and Warrants.

      (iv) April 1998 and October 1998 Debt Restructurings -

      April 1998 Restructuring - Effective April 14, 1998 the Company and the holders of the 10%/13% Convertible Notes and related warrants entered into a First Amendment (and related Stock Pledge Agreement and Security Agreement) of the September 1997 Note Purchase Agreement in order to restructure the obligation. The key elements of the restructuring are as follows: (1) waiving of the Company's violations of the financial covenants at December 31, 1997 (as well as certain other breaches of the agreement), (2) eliminating the financial covenants through April 16, 1999, (3) securing the obligation with a pledge of all of the assets of the Company (excluding the assets of Drew Shoe which are already pledged to a bank), including the stock of the Company's subsidiaries,
(4) accelerating the maturity date for the obligation from September 19, 2002 to April 16, 1999, (5) cancellation of Class DD warrants to purchase 400,000 shares of common stock of the Company, (6) issuance to the holders of a total of 10% of the common shares of the Company's subsidiaries Drew and BCAM Technologies, Inc. The restructuring resulted in significant charges to operations in 1998 including: (i) approximately $1,651,000 to write-off a portion of debt discount and financing costs related to the shortened period to maturity of the obligations and (ii) an extraordinary item of approximately $552,000 representing the approximate value of the 10% interest in subsidiaries that was given up.

      October 1998 Restructuring - After attempting to refinance the 10%/13% Convertible Notes in an increasingly challenging financial markets environment in mid 1998, the Company came to believe that it could not meet its obligations represented by the Notes upon their maturity in April 1999. Therefore, on October 2, 1998, the Board of Directors approved a plan to dispose of the Company's majority interest in Drew (the "Plan") in order to facilitate the redemption and cancellation of a portion of the obligations represented by the Notes. Pursuant to the Plan, on October 23, 1998, the Company, entered into a Stock Purchase and Restructure Agreement between the Company and Impleo, and sold 56.7% of the outstanding shares of Drew to Impleo in exchange for the redemption and cancellation of approximately $3,780,000 of the outstanding principal amount of the Notes. Concurrently with this transaction, Impleo, which initially owned $5,000,000 principal amount of Notes, purchased the remaining $1,000,000 principal amount (plus accrued interest) of Notes, thereby making it the sole holder of Notes. After this transaction, the remaining principal balance on the Notes was approximately $2,220,000 plus an additional approximately $805,000 of pay-in-kind interest and approximately $155,000 of accrued interest as of December 31, 1998. The Notes are secured by all of the assets of the Company and had a maturity date in April 1999. As a further condition of the sale of the Drew shares to, and the redemption of the Notes from Impleo, Michael Strauss, the Chairman, President and Chief Executive Officer of the Company, has become the Chief Executive Officer of Drew. Mr. Strauss will continue to serve the Company as its Chairman, President and Chief Executive Officer and entered into a new employment agreement with the Company under which his compensation from the Company has been reduced.

      In connection with the transactions set forth in the Plan, the Company has been released from its guarantee of approximately $3.8 million of secured obligations of Drew to its commercial bank lender.

      Separately, the Company and Drew, under the Plan, have reached agreement with the sellers of Drew to the Company in 1997 to: (i) cancel an employment contract and enter into a severance agreement with the former president of Drew (to be funded by Drew), (ii) cancel approximately $200,000 of notes payable by the Company to the former owners of Drew, (iii) forgive certain purchase price adjustments due to the Company from the former owners of Drew and(iv) the retention, by Drew, of certain contingent liabilities in connection with the Ulin & Holland litigation discussed in Item 3 - Legal Proceedings.

      Concurrently with the execution of the Stock Purchase and Restructure Agreement, the Company and Impleo entered into a Second Amendment to the September 1997 Note Purchase agreement which eliminates the requirement for Impleo to have representation on the Company's Board of Directors which constituted at least twenty-five (25%) percent of the Board, among other matters. Separately, on October 23, 1998, the Company entered into the Purchase Agreement with Impleo pursuant to which it agreed to sell the remaining 33.3% of Drew Shoe to Impleo in exchange for the cancellation of the then remaining principal amount of Notes ($2,220,000) together with paid-in-kind and accrued interest thereon and Warrants to purchase 740,000 shares of the common stock of the Company. Because the sale of the Company's remaining interest in Drew constituted a disposition of a significant asset of the Company, the proposed transaction was conditioned on receipt of approval by the Company's shareholders. Such approval was received at a Special Meeting of Shareholders on March 4, 1999.

      Impleo is an affiliate of Wexford Management, LLP.

      (v) Sale of Common Stock, subject to "repricing", and Warrants (April
1998) - Beginning on April 14, 1998, the Company commenced a private offering of its common stock and warrants. The offering generated aggregate proceeds of $2,000,000 for the purchase of 1,980,198 shares, subject to "repricing" as described below, of common stock of the Company and warrants to purchase 250,000 shares of common stock at $2.05 for three years by seven accredited investors. The Company agreed to and did register such shares for resale.

      The Company agreed that the number of shares issuable to these investors would be "repriced" pursuant to a schedule initially in two $300,000 increments and then in seven $200,000 increments on nine occasions commencing with the effectiveness of a registration statement covering the shares (declared effective August 13, 1998) and again 60 days later and then in 30 day intervals. On such dates, the investor would have received the additional number of shares, if any, that result from the difference between the number of shares actually issued and the number of shares which would have been issued using a 23% discount to the market price, as defined, at that time. The operation of this provision would have resulted in significantly greater number of shares being issued. The Company agreed not to issue certain financings and has paid a placement agent a 6.5% fee in connection with the transaction.

      In August 1998, 436,047 shares were issued in connection with the "repricing" provisions and very significant additional shares (estimated to be in excess of 5,000,000 shares) would be required to be issued in the October, November and December 1998 "repricing" dates.

      On December 24, 1998, the Company and the investors agreed to amend the subscription agreement with respect to "repricing". The December 24, 1998 amendment has four principal effects as follows: (i) the August, October, November and December 1998 "repricings" are eliminated in favor of new "repricings" which began on January 1, 1999, (ii) the discount from market used to measure the "repricings" was increased from 23% to 27% (iii) a ceiling price was established of $0.75 per share and (iv) certain penalties under the agreement were waived. Under the amended agreement, the investors, at their option, may reprice up 12 1/2% of the amount invested (an aggregate of $250,000 based upon the original $2,000,000 invested in April 1998) on the first of each month beginning with January 1, 1999. Any amounts not "repriced" in any month may be carried over to any future month without limitation.

      In connection with the amendment, the Company, issued additional shares on January 27, 1999 to the investors to bring the total shares from 1,980,198 originally invested up to 2,666,667 shares (inclusive of the 436,047 shares issued in August 1998 as discussed in the second preceding paragraph) based upon the $0.75 ceiling price in the amendment.

      Additionally, these investors requested a "repricing" of $190,000 of the offering in January 1999 which resulted in the issuance to them of an additional 2,259,827 shares on January 27, 1999. Of the total dollar amount of the offering, only this $190,000 of the $2,000,000 proceeds of the offering has been "repriced" leaving

$1,810,000 still to be "repriced" at the holders option. The "repricing" of this amount ($1,810,000) at market prices for the Company's stock in March 1999 would result in a very significant number of additional shares being issued and in a change of control of the Company to these investors. The Company is in discussions with the representatives of the investors to restructure the "repricing" provisions in light of the very significant effects which would result at current prices of the Company's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

      BCAM International, Inc. and subsidiaries (the "Company") has been primarily a software, technology and consulting company, specializing in providing ergonomic solutions (human factors engineering) to individuals, corporations and government. The Company's revenues had historically been derived primarily from ergonomic consulting services. Through a series of actions over the past eighteen months, including the acquisition of Drew, subsequent disposition of approximately 66.7% of Drew (and the disposition of the remaining approximately 33.3% subsequent to December 31, 1998 in March 1999) and certain other restructuring activities (which are summarized in the following paragraph and described in more detail in Notes 3 and 5 to the Consolidated Financial Statements), the Company is now a technology pioneer in the field of Intelligent Surface Technology ("IST") blending biomechanics and ergonomics with innovative electronic systems and software.

      The acquisition and restructuring activity over the past eighteen months has included the following. On September 22, 1997, the Company acquired Drew as described in Note 4 and 5. Drew is a manufacturer, marketer and distributor of medical footwear. The purchase of Drew was financed principally by the issuance of 10%/13% Convertible Notes and Warrants. In December 1997 the Board of Directors of the Company decided to sell the operations of the Ergonomic Consulting Services Division ("ECSD") due to the inability of that business to generate operating profits for the Company as discussed further in Note 7 to the Consolidated Financial Statements. In February 1998, the Board of Directors of the Company decided to discontinue the HumanCAD Systems Operations ("HCAD") as a result of the lack of available financing, on acceptable terms to the Company, to further the necessary business development activities of that division as discussed further in Note 7 to the Consolidated Financial Statements. In April 1998, the Company restructured the 10%/13% Convertible Notes which included granting a 10% interest in the common stock of Drew (and also 10% of the common stock of BCAM Technologies, Inc.) to the noteholders as further discussed in
Note 5 to the Consolidated Financial Statements. In October 1998, the Company sold 56.7% of Drew to the holder of the 10%/13% Convertible Notes and agreed to sell its remaining 33.3% interest in the common stock of Drew subject to approval of the shareholders as discussed further in Note 3 to the Consolidated Financial Statements. In March 1999, the shareholders of the Company approved the sale of the Company's remaining ownership in Drew. The Company expects to report a non-cash gain from the disposal of Drew in the first quarter of 1999.

      Results of Operations

      Results of operations for the years ended December 31, 1998 and 1997 were significantly impacted by restructuring developments including: (1) the Plan to sell the Company's interest in Drew to the holders of the 10%/13% Convertible Notes ("Notes") in exchange for redemption of the Notes and related interest (see Note 3 to Consolidated Financial Statements), (2) the sale of the ECSD and the discontinuance of the HCAD operations, (3) a charge to compensation expense for certain options granted during 1997 which were at exercise prices below the market value when approved by the shareholders in February 1998, (4) charges and extraordinary item related to the April 1998 restructuring of the Company's Notes and (5) charges and costs related to the financing to acquire Drew during September 1997 and other financing during the year.

      Discontinued operations - As discussed in greater detail in Notes 3 and 7 to the Consolidated Financial Statements, the Company has recorded the operations of Drew, ECSD and HCAD as discontinued operations. Operations of these discontinued businesses in the year ended December 31, 1998 (including provisions for losses on discontinuance of HCAD of approximately $250,000 in
1998) resulted in losses of approximately $7,644,000 and $3,497,000 including very substantial non-cash charges. Such non-cash charges included charges for the beneficial conversion feature of certain convertible notes pursuant to Emerging Issues Task Force Statement # D-60 of approximately $4,509,000 and $1,635,000, respectively, for the years ended December 31, 1998 and 1997 as well as a one time non-cash write-off of approximately $1,651,000 in 1998 related to the April 1998 debt restructuring and a charge for approximately $286,000 for the compensatory element of stock options granted in 1997 and approved by the shareholders in February 1998. Additionally, in the year ended December 31, 1998, the following charges and costs related to the Drew acquisition are included in results of discontinued operations: (i) amortization of debt discount and deferred finance costs of approximately $453,000 and (ii) interest on convertible notes of $822,000. The reader is referred for further information regarding the losses generated from these discontinued operations to Notes 3 and 7 to the Consolidated Financial Statements. Losses from discontinued operations in the year ended December 31, 1997 were approximately $3,497,000 including non-cash charges related to Emerging Issues Task Force Statement # D-60 of approximately $1,651,000. Additionally, in the year ended December 31, 1997, certain charges and costs related to the Drew acquisition are similarly included in results of discontinued operations including: (i) costs of financings which the Company chose not to complete of approximately $130,000, (ii) amortization of debt discount and deferred finance costs of approximately $170,000 and (iii) accrual for interest and all other of approximately $313,000. The reduced losses from discontinued operations in 1997 reflect the fact that Drew was only included in the 1997 results for the period from September 22, 1997 to December 31, 1997.

      These businesses were discontinued because, among other things,: (1) the Company could not service and/or refinance the debt related to the acquisition of Drew, (2) ECSD did not generate operating profits for the Company and (3) HCAD required capital which the Company could not obtain on favorable terms.

      Ongoing selling, general and administrative costs - Selling, general and administrative costs increased from approximately $1,544,000 in the year ended December 31, 1997 to approximately $1,884,000 in the year ended December 31, 1998 reflecting increased management and other costs associated with the Company's business plans for 1998. Such costs have been decreasing since approximately the third quarter of 1998 as the completion of the plan to sell Drew reduces the need for certain management and administrative personnel and facilities. The Company's plan is to further reduce such costs in 1999 as the sale of Drew is completed.

      Research and development costs - In the year ended December 31, 1998, research and development costs consist principally of costs associated with the Company's development of an alpha prototype of a "microvalve" in collaboration with a third party, MCNC, for potential use in its "ISTX" technology. Such costs and related development expenditures increased by approximately $179,000 to approximately $459,000, for the year ended December 31, 1998 due to the stage of development activities at the time.

      Minority interest charge - The Company recorded a non-cash charge of approximately $788,000 to minority interests during 1997. This charge reflects the accounting for the beneficial conversion feature of subsidiary preferred stock issued during 1997. Such accounting, in accordance with EITF Statement D-60 is described in Notes 5 and 6 to the Consolidated Financial Statements.

      License revenues - License revenues consist principally of revenues received from IST products and have not been significant to date. One Company licensee, Textron, has launched a new product, in September 1997, utilizing IST in an automobile seat. Annually, the Company must first deduct a credit due to Textron before earning any revenues in that year. In 1998, royalty revenue was adversely affected by the strike at various General Motors facilities in the summer of 1998. To date, earned revenues have not materially exceeded the credit.

      Liquidity and Capital Resources

      As indicated in the accompanying Consolidated Financial Statements, as of December 31, 1998, the Company had negative working capital of approximately ($1,327,000) and negative net worth of approximately ($1,136,000), losses from continuing operations of approximately ($3,148,000) and no material revenues in 1998, and a development agenda which requires additional financing. Losses from continuing operations have continued since December 31, 1998. These factors, among others, indicate that the Company is in need of significant additional financing and/or a strategic business arrangement in order to continue its operations in the 1999 fiscal year. The Company believes that its cash resources at December 31, 1998 are sufficient to fund its operations for approximately four months, assuming the cooperation of its creditors, after which (or sooner if certain creditor cooperation is not received) it will be required to raise additional capital or enter into a strategic business arrangement in order to continue its planned operations.

      The Company's plans include undertaking a development program to miniaturize and lower the cost of IST applications in the belief that the result will be a more marketable product than the current IST application. The development and subsequent marketing is a multi-year project. In order to miniaturize and lower the cost of IST applications, the Company and MCNC (founded in 1980 as the Microelectronics Center of North Carolina and now known simply as MCNC) have completed an alpha prototype of a microvalve component to control air flow in the IST system. A beta (production ready) version of the MCNC microvalve would be the subject of further development about which the Company and MCNC have entered into a non-binding letter of intent. The Company's ability to perform such further development will be dependent upon the Company obtaining the financial resources or entering into a strategic transaction which would provide the Company the resources to perform such development. Such further development would involve costs of MCNC as well as costs of the Company. Beyond development, the Company would require capital to commercialize, market and sell. The Company's plans are to raise financing or enter into a strategic transaction in order to proceed with the development program. The Company believes it must generate approximately between Three to Five Million ($3,000,000 - $5,000,000) in new investment to continue to enhance/develop its technologies. In the absence of additional financing or a strategic business arrangement, the Company does not have the financial resources to go forward with such further development and its operations would be materially adversely affected and it may not be able to continue as a going concern.

      There can be no assurances that management's plans described in the preceding paragraphs will be realized. These factors, among others, indicate that the Company may be unable to continue operations as a going concern.

      In March 1999, the Company received approval of the Company's shareholders to sell the remaining 33.3% of Drew to the holders of the Company's Convertible Notes. As such, the Convertible Notes are being retired in 1999. In February 1999, the Company advised the holders of its 8% unsecured notes that it had passed on the payment of principal and interest in January 1999 and would be unable to make any further payments until a financial or strategic transaction was concluded. At March 31, 1999, approximately $25,000 of principal payments plus interest are in arrears.

      The reader is directed to Item 5 - Recent Sales of Unregistered Securities and to Notes 3, 5 and 6 of Notes to Consolidated Financial Statements for a discussion of financing activities in 1997 and 1998 and related restructurings including the recent retirement of the Convertible Notes in exchange for the sale of the Company's remaining interest in Drew. Also see Item 3 - LEGAL PROCEEDINGS.

      The Year 2000 Issue

      At the Company's corporate office, information systems are principally utilized for general accounting and administration. During 1998, the Company upgraded such system and currently believes it to be Year 2000 compliant. The Company does not have a current point of view on the status of Year 2000 compliance at Drew because its remaining ownership interest was disposed in 1999.

                     Factors That May Affect Future Results

      The Company's future operating results are dependent on the Company's ability to: (i) obtain sufficient capital or a strategic business arrangement , which is required immediately, to fund its continued
        operations including its development and commercialization plans,
      (ii) pay its debts including significant payments to trade creditors and noteholders which are presently overdue, (iii) successful completion of development of a lower cost and smaller version of
       IST (iv) successful business development and marketing efforts to, assuming completion of the development effort in (iii) above, increase the number of licensees, and the commercialization of IST by its licensees, (v) successfully develop the "Microvalve" and integrate it into IST, (vi) general economic conditions and conditions in the financial and technology markets.

ITEM 7. FINANCIAL STATEMENTS

                          Index to Financial Statements

BCAM International, Inc. and subsidiaries (the "Company"):

       Report of Independent Public Accountants - J.H. Cohn LLP..........

       Report of Independent Auditors - Ernst & Young LLP................

       Consolidated balance sheet--December 31, 1998.....................

       Consolidated statements of operations --Years
       ended December 31, 1998 and 1997..................................

       Consolidated statements of common shareholders'
       equity (deficiency)--Years ended December 31, 1998 and 1997.......

       Consolidated statements of cash flows--
       Years ended December 31, 1998 and 1997............................

       Notes to consolidated financial statements........................

                    Report of Independent Public Accountants

To the Board of Directors and Shareholders
BCAM International, Inc.

We have audited the consolidated balance sheet of BCAM International, Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, common shareholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Drew Shoe Corporation ("Drew"), a 33.3%-owned investee as of December 31, 1998. The investment in Drew was reflected in the accompanying consolidated financial statements at equity with a carrying value of $1,954,000 and classified as net assets of minority investment in discontinued operations, and the equity in Drew's net loss of $6,841,000 in 1998 has been classified as loss from discontinued operations (see Note 3). Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Drew, is based on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BCAM International, Inc. and Subsidiaries as of December 31, 1998, and their results of operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had substantial working capital and shareholders' deficiencies at December 31, 1998 and substantial losses for the year ended December 31, 1998. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


                                                               /s/ J.H. COHN LLP

Roseland, New Jersey
March 29, 1999

                         Report of Independent Auditors

To the Shareholders and Board of Directors of BCAM International, Inc.

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of BCAM International, Inc. and subsidiaries for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Since the date of completion of our audit of the accompanying consolidated statements of operations, shareholders' equity and cash flows and initial issuance of our report dated April 20, 1998, the Company has incurred operating losses and has a working capital deficiency. In addition, as discussed in Notes 3 and 5, the Company has been unable to refinance its convertible notes and has disposed of its majority interest in Drew Shoe Corporation ("Drew") and Drew has been notified by its bank of pending defaults under its loan agreements. These circumstances adversely affect the Company's current consolidated results of operations and liquidity, and could potentially result in the Company being unable to pay its debt obligations.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                           /s/ Ernst & Young LLP

Melville, New York
April 20, 1998, except for Note
3 as to which the date is
October 23, 1998 (with respect to the
sale of Drew) and December 10, 1998
(with respect to the pending debt default of Drew).

                    BCAM International, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 1998

Assets
Current assets:
    Cash and cash equivalents                                               $    538,000
    Prepaid expenses and other current assets                                     47,000
    Net assets of minority investment in discontinued operations - Drew        1,954,000
                                                                            ------------
Total current assets                                                           2,539,000

Other assets, principally patents and equipment                                  191,000
                                                                            ------------
Total assets                                                                $  2,730,000
                                                                            ============

Liabilities and shareholders' equity
Current liabilities:
    Secured 10%/13% Convertible Notes, including interest paid in kind      $  2,983,000
    Accrued interest                                                             155,000
    Current portion of long term debt                                             75,000
    Accounts payable                                                             264,000
    Accrued expenses and other current liabilities                               215,000
    Liabilities of discontinued operations - HCAD and ECSD                       174,000
                                                                            ------------
Total current liabilities                                                      3,866,000
                                                                            ------------

Commitments and contingencies
Shareholders' equity (deficiency):
    Acquisition preferred stock, par value $.01 per share;
       750,000 shares authorized, none issued                                         --
    Preferred stock, 2,000,000 shares authorized, none issued                         --
    Common stock, par value $.01 per share; authorized 65,000,000
       shares, 21,754,471 shares issued and 20,991,289 shares outstanding        218,000
    Additional paid-in capital                                                30,126,000
    Accumulated deficit                                                      (30,581,000)
                                                                            ------------
                                                                                (237,000)
    Less 763,182 treasury shares                                                (899,000)
                                                                            ------------
Total shareholders' deficiency                                                (1,136,000)
                                                                            ------------
Total liabilities and shareholders' equity (deficiency)                     $  2,730,000
                                                                            ============

See accompanying notes

                    BCAM International, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                 For the years ended December 31, 1998 and 1997

                                                         1998            1997
                                                     ------------    ------------
License revenue                                      $      2,000    $     27,000
                                                     ------------    ------------
Costs and expenses:
  Selling, general and administrative                   1,904,000       1,544,000
  Charge for compensatory element of
     1997 options approved in 1998                        858,000               0
  Research & development                                  459,000         280,000
                                                     ------------    ------------
                                                        3,221,000       1,824,000
                                                     ------------    ------------
     Loss from operations                              (3,148,000)     (1,797,000)

Other income (expense) - interest and other income         71,000          46,000
Minority interests charge for beneficial
   subsidiaries preferred stock conversion                      0        (788,000)
                                                     ------------    ------------
Loss from continuing operations                        (3,148,000)     (2,539,000)
                                                     ------------    ------------
Discontinued operations - Drew operations
   through September 1998                              (7,083,000)     (2,121,000)
Discontinued operations - Drew gain on sale of
   56.7% interest                                         242,000               0
                                                     ------------    ------------
     Subtotal - Drew                                   (6,841,000)     (2,121,000)
Discontinued operations - HCAD and ECSD,
   including estimated loss on disposal of HCAD
   of approximately $250,000 in 1998 and
   approximately $50,000 for ECSD in 1997                (803,000)     (1,376,000)
                                                     ------------    ------------
Loss from discontinued operations                      (7,644,000)     (3,497,000)
                                                     ------------    ------------
Loss before extraordinary item                        (10,792,000)     (6,036,000)
                                                     ------------    ------------
Extraordinary item - charge for
   April 1998 restructure of debt                        (552,000)              0
                                                     ------------    ------------
Net loss                                             $(11,344,000)   $ (6,036,000)
                                                     ============    ============
Basic net loss per share:
   Continuing operations                             $      (0.16)   $      (0.16)
   Discontinued operations                           $      (0.38)   $      (0.22)
                                                     ------------    ------------
      Loss per share before extraordinary item       $      (0.54)   $      (0.38)

   Extraordinary item                                $      (0.03)   $         --
                                                     ------------    ------------
      Net loss                                       $      (0.57)   $      (0.38)
                                                     ============    ============
Weighted average number of common
   shares outstanding (see Note 6)                     19,970,000      16,071,000
                                                     ============    ============

See accompanying notes

                    BCAM International, Inc. and Subsidiaries
       Consolidated Statements of Common Shareholders' Equity (Deficiency)

                                                      Common Stock $.01 par value                    Unamortized Charge
                                                ---------------------------------         Additional      For Beneficial
                                                      Shares               Amount    Paid-in Capital    Debt Conversion
                                                ------------         ------------    --------------- ------------------
Balance at December 31, 1996                      15,642,915         $    156,000       $ 14,959,000                 --
Shares issued in January 1997 Placement            1,075,000               11,000          1,064,000                 --
Issuance costs of January 1997 Placement                  --                   --            (46,000)                --
Beneficial conversion feature of
 subsidiary preferred stock                               --                   --            788,000                 --
10% / 13% Convertible Notes:
 Est. fair value of detachable warrants                   --                   --          1,872,000                 --
 Est. fair value of beneficial conversion                                                  5,925,000       $ (5,925,000)
Shares issued in acquisition of Drew Shoe            375,000                4,000            446,000                 --
Shares issued and options granted in
 Drew Shoe acquisition financing                     347,500                3,000            967,000                 --
Acquisition financing costs                               --                   --           (275,000)                --
Amortization of beneficial debt conversion                --                   --                 --          1,635,000
Consultant stock options                                  --                   --            175,000                 --
Conversion of subsidiary preferred                   706,226                8,000            435,000                 --
Exercise of options                                   25,000                   --             28,000                 --
Net loss                                                  --                   --                 --                 --
                                                ------------         ------------       ------------       ------------
Balance at December 31, 1997                      18,171,641              182,000         26,338,000         (4,290,000)
Conversion of subsidiary preferred stock           1,066,585               11,000            607,000                 --
Additional beneficial debt conversion
 from March 1998 payment-in-kind                          --                   --            219,000           (219,000)
Amortization of beneficial conversion                     --                   --                 --          4,509,000
Compensation charge for stock options
  issued in 1997 and approved in 1998                     --                   --          1,144,000                 --
Exercise of Class AA Warrants                        100,000                1,000             64,000                 --
April 1998 offering of common stock
 (subject to "repricing"(a))and warrants           1,980,198               20,000          1,980,000                 --
Stock offering and registration costs                     --                   --           (252,000)                --
Warrants forfeited in debt restructure                    --                   --           (281,000)                --
Issuance of warrants to consultants                       --                   --            311,000                 --
Shares issued in first "repricing"
   increment of April 1998 offering                  436,047                4,000             (4,000)                --
Net loss                                                  --                   --                 --                 --
                                                -----------------------------------------------------------------------
Balance at December 31, 1998                      21,754,471(a)      $    218,000       $ 30,126,000         $       --
                                                =======================================================================

                                                 Accumulated                           Shares held
                                                     Deficit           Subtotal        in Treasury              Total
                                                ------------       ------------       ------------       ------------
Balance at December 31, 1996                    $(13,201,000)      $  1,914,000       $   (899,000)      $  1,015,000
Shares issued in January 1997 Placement                   --          1,075,000                 --          1,075,000
Issuance costs of January 1997 Placement                  --            (46,000)                --            (46,000)
Beneficial conversion feature of
 subsidiary preferred stock                               --            788,000                 --            788,000
10% / 13% Convertible Notes:
 Est. fair value of detachable warrants                   --          1,872,000                 --          1,872,000
 Est. fair value of beneficial conversion
Shares issued in acquisition of Drew Shoe                 --            450,000                 --            450,000
Shares issued and options granted in
 Drew Shoe acquisition financing                          --            970,000                 --            970,000
Acquisition financing costs                               --           (275,000)                --           (275,000)
Amortization of beneficial debt conversion                --          1,635,000                 --          1,635,000
Consultant stock options                                  --            175,000                 --            175,000
Conversion of subsidiary preferred                        --            443,000                 --            443,000
Exercise of options                                       --             28,000                 --             28,000
Net loss                                          (6,036,000)        (6,036,000)                --         (6,036,000)
                                                ------------       ------------       ------------       ------------
Balance at December 31, 1997                     (19,237,000)         2,993,000           (899,000)         2,094,000
Conversion of subsidiary preferred stock                  --            618,000                 --            618,000
Additional beneficial debt conversion
 from March 1998 payment-in-kind                          --                 --                 --                 --
Amortization of beneficial conversion                     --          4,509,000                 --          4,509,000
Compensation charge for stock options
  issued in 1997 and approved in 1998                     --          1,144,000                 --          1,144,000
Exercise of Class AA Warrants                             --             65,000                 --             65,000
April 1998 offering of common stock
 (subject to "repricing"(a))and warrants                  --          2,000,000                 --          2,000,000
Stock offering and registration costs                     --           (252,000)                --           (252,000)
Warrants forfeited in debt restructure                    --           (281,000)                --           (281,000)
Issuance of warrants to consultants                       --            311,000                 --            311,000
Shares issued in first "repricing"
   increment of April 1998 offering                       --                 --                 --                 --
Net loss                                         (11,344,000)       (11,344,000)                --        (11,344,000)
                                                ---------------------------------------------------------------------
Balance at December 31, 1998                    $(30,581,000)      $   (237,000)      $   (899,000)      $ (1,136,000)
                                                =====================================================================

See accompanying notes.
(a) Specifically see Note 6

                    BCAM International, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 1998 and 1997

                                                                            1998           1997
                                                                            ----           ----
Operating activities
Net loss                                                                $(11,344,000)   $(6,036,000)
Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation and amortization                                             261,000        212,000
   Amortization of unamortized charge for beneficial debt conversion       4,509,000      1,635,000
   Amortization of deferred finance costs and debt discount                  453,000        151,000
   Write off of deferred finance costs and debt discount                   1,651,000              0
   Interest paid-in-kind                                                     805,000              0
   Compensation charge for stock options including $286,000
     related to discontinued operations                                    1,144,000              0
   Non-cash minority interest charge (benefit)                               (35,000)       788,000
   Extraordinary item                                                        552,000              0
   Gain on disposal of 56.7% of Drew                                        (242,000)             0
   Charge for compensatory consultant stock options                          311,000        175,000
   Changes in operating assets and liabilities:
     Accounts receivable                                                    (283,000)       337,000
     Inventory                                                              (603,000)       (99,000)
     Current assets of discontinued operations                               (35,000)       (56,000)
     Accounts payable, accrued expenses and other current liabilities        179,000        248,000
     Other, net                                                               20,000       (120,000)
                                                                        ------------    -----------
Net cash used in operating activities                                     (2,657,000)    (2,765,000)
                                                                        ------------    -----------
Investing activities
Cash paid for purchase of shares of Drew                                           0     (3,882,000)
Cash paid for costs to acquire Drew                                                0       (476,000)
Purchases of equipment and software technology                              (431,000)      (151,000)
                                                                        ------------    -----------
Net cash used in investing activities                                       (431,000)    (4,509,000)
                                                                        ------------    -----------
Financing activities
Proceeds from sale of common stock and warrants                            2,000,000      1,075,000
Proceeds from sale of convertible preferred stock of subsidiary                    0      1,200,000
Proceeds from sale of 10%/13% Convertible Notes and Warrants                       0      6,000,000
Proceeds from financing at Drew, net                                         426,000      1,135,000
Payment of existing debentures due to former Drew shareholders                     0       (845,000)
Proceeds from note payable and drawdown on line of credit                          0        754,000
Payment of long term debt                                                   (207,000)      (450,000)
Proceeds from exercise of options and warrants                                65,000         28,000
Payment for deferred finance, stock issuance and registration  costs        (252,000)      (555,000)
                                                                        ------------    -----------
Net cash provided by financing activities                                  2,032,000      8,342,000
                                                                        ------------    -----------
Increase (decrease) in cash and cash equivalents                          (1,056,000)     1,068,000
Cash and cash equivalents at beginning of year                             1,594,000        526,000
                                                                        ------------    -----------
Cash and cash equivalents at end of year                                $    538,000    $ 1,594,000
                                                                        ============    ===========
Supplemental disclosure:
   Cash interest paid                                                   $    384,000    $   110,000
                                                                        ============    ===========
   Exchange of Convertible Notes for 56.7% ownership of Drew            $  3,780,000              0
                                                                        ============    ===========
Forgiveness of Seller notes in disposition of Drew                      $    200,000    $         0
                                                                        ============    ===========

See accompanying notes

                    BCAM International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1998

1. Description of Business; Principles of Consolidation; General; Going Concern Considerations

      Description of Business; Principles of Consolidation; General - BCAM International, Inc. and subsidiaries (the "Company") has been primarily a software, technology and consulting company, specializing in providing ergonomic solutions (human factors engineering) to individuals, corporations and government. The Company's revenues had historically been derived primarily from ergonomic consulting services. Through a series of actions since approximately September 1997 including the acquisition of 100% of Drew Shoe Corporation ("Drew"), subsequent disposition of approximately 66.7% of Drew (and the disposition of the remaining approximately 33.3% subsequent to December 31, 1998 in March 1999) and certain other restructuring activities (which are summarized in the following paragraph and described in more detail in Notes 3 and 5), the Company is now a technology pioneer in the field of Intelligent Surface Technology ("IST") blending biomechanics and ergonomics with innovative electronic systems and software.

      The acquisition and restructuring activity since approximately September 1997 has included the following. On September 22, 1997, the Company acquired Drew as described in Note 4. Drew is a manufacturer, marketer and distributor of medical footwear. The purchase of Drew was financed principally by the issuance of 10%/13% Convertible Notes and Warrants. In December 1997 the Board of Directors of the Company decided to sell the operations of the Ergonomic Consulting Services Division ("ECSD") due to the inability of that business to generate operating profits for the Company as discussed further in Note 7. In February 1998, the Board of Directors of the Company decided to discontinue the HumanCAD Systems Operations ("HCAD") as a result of the lack of available financing, on acceptable terms to the Company, to further the necessary business development activities of that division as discussed further in Note 7. In April 1998 the Company restructured the 10%/13% Convertible Notes which included granting a 10% interest in the common stock of Drew (and also 10% of the common stock of another subsidiary, BCAM Technologies, Inc.) to the noteholders as further discussed in Note 5. In October 1998, the Company sold 56.7% of Drew to the holder of the 10%/13% Convertible Notes and agreed to sell its remaining 33.3% interest in the common stock of Drew subject to approval of the shareholders as discussed further in Note 3. In March 1999 the shareholders of the Company approved the sale of the Company's remaining ownership in Drew.

      The Consolidated Balance Sheet at December 31, 1998 and results of operations for each of the two years then ended reflect the Company's net investment in Drew and results of operations of Drew as a discontinued operation with a measurement date of October 2, 1998. Drew has been owned by the Company since September 22, 1997 (see Note 4) and the results of operations for the year ended December 31, 1997 reflect the results of Drew from September 22, 1997 to December 31, 1997.

      The consolidated financial statements include the accounts of BCAM International, Inc. and its subsidiaries, principally BCAM Technologies, Inc. (principally IST and related technologies).

      Until the sale of a majority interest in Drew in October 1998, Drew had been considered a "predecessor" of the Company. Subsequent to October 1998, Drew is no longer considered a "predecessor" of the Company.

      At December 31, 1997, the Company required additional capital to fund its activities in 1998 and made a private placement of its equity securities in April 1998 in order to satisfy this need (see Note 6). In April 1998, the Company and the holders of its 10%/13% Convertible Notes agreed to a restructuring of the obligation which accelerated repayment to April 1999, among other matters discussed in Note 5.

      Going Concern Consideration - As indicated in the accompanying consolidated financial statements, as of December 31, 1998, the Company had negative working capital of approximately ($1,327,000) and negative net worth of approximately ($1,136,000), and for the year then ended had losses from continuing operations of approximately ($3,148,000) with no material revenues. The Company has a development agenda which requires additional financing. Losses from continuing operations have continued since December 31, 1998. These factors, among others, indicate that the Company is in need of significant additional financing and/or a strategic business arrangement in order to continue its operations through the 1999 fiscal year. The Company believes that its cash resources at December 31, 1998 are sufficient to fund its operations for approximately four months, assuming it receives the cooperation of its creditors, after which (or sooner if certain creditor cooperation is not received) it will

                    BCAM International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1998

be required to raise additional capital or enter into a strategic business arrangement in order to continue its planned operations.

      The Company's plans include undertaking a development program to miniaturize and lower the cost of IST applications in the belief that the result will be a more marketable product than the current IST application. The development and subsequent marketing is a multi-year project. In order to miniaturize and lower the cost of IST applications, the Company and MCNC (founded in 1980 as the Microelectronics Center of North Carolina and now known simply as MCNC) have completed an alpha prototype of a microvalve component to control air flow in the IST system. A beta (production ready) version of the MCNC microvalve would be the subject of further development about which the Company and MCNC have entered into a non-binding letter of intent. The Company's ability to perform such further development will be dependent upon its ability to obtain sufficient financial resources or its ability to enter into a strategic transaction which would provide the Company the resources to perform such development. Such further development would involve costs incurred under arrangements with MCNC as well as costs incurred by the Company. Beyond development, the Company would require capital to commercialize, market and sell. The Company's plans are to raise additional financing or enter into a strategic transaction in order to proceed with the development program. These factors, among others, indicate that in the absence of additional financing or a strategic business arrangement, the Company does not have the financial resources to go forward with such further development and to continue as a going concern.

      There can be no assurances that management's plans described in the preceding paragraph will be realized. The accompanying Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue operations as a going concern.

2. Summary of Significant Accounting Policies

Cash Equivalents, Financial Instruments and Concentration of Credit Risk

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its cash in bank deposit accounts that, at times, may exceed Federally insured limits.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Actual results could differ from those estimates.

Revenues

      License revenues are recorded when earned under the related license agreement.

Equipment

      Equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

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

                    BCAM International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1998

Income Taxes

      The Company accounts for income taxes using Financial Accounting Standards Board ("FASB") Statement ("SFAS") No. 109, "Accounting for Income Taxes." At December 31, 1998, the Company has net operating loss carryforwards of approximately $22,000,000 for income tax purposes, expiring through 2013.

      At December 31, 1998 and 1997, deferred tax assets approximating $8,800,000 and $5,900,000, respectively, arising from the future potential availability of net operating loss carryforwards have been offset in full by valuation allowances in accordance with SFAS 109.

      The utilization of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Additionally, based on ownership changes which occurred in 1998 and 1997 and in prior years, it is expected that the annual utilization of the otherwise available net operating loss carryforwards will be limited by the provisions of Sections 382 and 383 of the Internal Revenue Code, as amended. As such the Company will likely be restricted as to the utilization of its net operating loss carryforwards. The Company believes that significant issuances of additional stock could trigger an additional change and a new limitation.

Net Loss Per Share

      In March 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Net loss per share has been computed on the basis of the weighted average number of common shares outstanding. Common stock equivalents have been excluded because their effect is antidilutive. There was no effect on the Company's financial statements of adopting SFAS 128.

Stock-Based Compensation

      In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the standard, the Company elected to continue to account for its stock-based compensation for employees under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25"). Under APB 25, because the exercise price of the Company's stock options granted equals the market price of the underlying stock on the date of the grant, no compensation expense is required to be recognized except in the case of certain options issued in 1997 which are subject to shareholder approval as discussed further in Note 6.

3. Discontinued Operations - Drew

      On October 2, 1998, the Board of Directors of the Company approved a plan to dispose of the Company's interest in Drew (the "Plan"). Pursuant to the Plan, on October 23, 1998, the Company entered into a Stock Purchase and Restructure Agreement with Impleo, LLC. ("Impleo") and sold 56.7% of the outstanding shares of its Drew subsidiary to Impleo in exchange for approximately $3,780,000 principal amount of the Company's 10%/13% Secured Convertible Notes ("Notes"). Impleo, which initially owned $5,000,000 principal amount of Notes, purchased the remaining $1,000,000 principal amount (plus accrued interest) of Notes on October 23, 1998, thereby making it the sole holder of the Notes. After this transaction, the remaining principal balance on the Convertible Notes was $2,220,000 plus accrued interest which aggregated approximately $960,000 as of December 31, 1998 (including approximately $805,000 paid-in-kind and approximately $155,000 accrued). The Notes are secured by all of the assets of the Company and are due in April 1999. In April 1998, the Company had granted Impleo and the other holders of the 10%/13% convertible notes an aggregate 10% ownership interest in Drew. At December 31, 1998, as a result of the transactions described above, Impleo owns approximately 66.7% of the common stock of Drew and the Company owns the remaining 33.3%. As a condition of the sale of the Drew shares to, and the redemption of the Notes from, Impleo, Michael Strauss, the Chairman, President and Chief

                    BCAM International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1998

Executive Officer of the Company, has become the Chief Executive Officer of Drew. Mr. Strauss is obliged to spend a defined amount of his time on the business of Drew. Mr. Strauss will continue to serve the Company as its Chairman, President and Chief Executive Officer and has entered into a new employment agreement with the Company that reduces his compensation from the Company and requires him to spend a defined amount of his time on the Company's business.

      Because the Company's intention is to divest itself of its entire interest in Drew pursuant to the Plan, the Company has accounted for Drew as a discontinued operation with a measurement date of October 2, 1998. Accordingly, the Company reflected Drew's operations (which had been consolidated prior to that date) and the gain from the sale of the 56.7% as separate components of loss from discontinued operations in the accompanying Consolidated Statements of Operations. The Company has reflected the carrying value of its 33.3% equity in the net assets of Drew at September 30, 1998 as Net assets of minority investment in discontinued operations - Drew, in its December 31, 1998 consolidated financial statements. The Company has been informed by Drew that Drew's operations for the remainder of 1998 (October through December) and for the period until its ultimate sale on March 4, 1999, are expected to generate material losses. The Company's proportionate share of such losses would likely be material. Generally accepted accounting principles, as reflected in Emerging Issues Task Force Issue 85-36, indicate that such operating losses should not be recorded when the sale transaction will generate a gain after considering such losses since the recognition of losses in one period will generate a gain in the next. The Company expects to report a non-cash gain (in excess of $500,000) on the March 4, 1999 sale of the 33.3% interest in Drew after reflecting such losses and costs of disposal and, as such, has not recorded such losses from Drew's operations subsequent to September 30, 1998. Accordingly, the carrying value of the Company's investment in Drew at December 31, 1998 approximates the carrying value of Drew that would be recorded at September 30, 1998 had the Company sold 56.7% of Drew at that date.

      The Company entered into a separate Purchase and Sale Agreement on October 23, 1998 with Impleo in which it agreed to promptly submit to its shareholders a proposal to sell the remaining 33.3% of Drew to Impleo in exchange for the cancellation of the then remaining principal amount of Notes together with accrued interest thereon (the "Second Sale"). On March 4, 1999, at a Special Meeting of Shareholders, the sale of the remaining 33.3% of Drew was approved.

      Impleo is an affiliate of Wexford Management, LLP.

      In connection with the sale and redemption transaction, the Company has been released from its guarantee of approximately $3,800,000 of secured obligations of Drew to a bank.

      Separately, the Company and Drew, under the Plan, have reached agreement with the sellers of Drew to the Company in 1997 to: (i) cancel an employment contract and enter into a severance agreement with the former president of Drew (to be paid by Drew), (ii) cancel approximately $200,000 of notes payable by the Company to the former owners of Drew, (iii) forgive certain purchase price adjustments due to the Company from the former owners of Drew and the assumption, by Drew, of certain contingent liabilities in connection with the Ulin & Holland litigation (such litigation is discussed in Note 8).

      Also see Note 8 regarding a shareholder derivative action commenced in February 1999 regarding this matter.

      The following summary shows the selected balance sheet information at September 30, 1998 (unaudited) and the results of operations for the nine months ended September 30, 1998 (unaudited) and for the period from September 23, 1997 (date of acquisition) to December 31, 1997 for Drew.

      Drew's balance sheet consisted principally of the following at September 30, 1998 (unaudited):

                    BCAM International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1998

      Cash                                            $         0
      Accounts receivable                               1,876,000
      Inventories                                       6,681,000
      Other current assets                                205,000
                                                      -----------
           Total current assets                         8,762,000
      Property and equipment, net                       3,033,000
      Other assets                                        334,000
                                                      -----------
           Total assets                               $12,129,000
                                                      ===========

      Current portion of secured bank debt            $ 3,370,000
      Accounts payable                                  1,119,000
      Accruals and other current liabilities            1,002,000
                                                      -----------
         Total current liabilities                      5,491,000
      Long-term debt                                    1,121,000
                                                      -----------
         Total liabilities                              6,612,000
      Stockholders' equity                              5,517,000
                                                      -----------
         Total liabilities and stockholders' equity   $12,129,000
                                                      ===========

            The above unaudited balance sheet information of Drew does not reflect the "push down" of the acquisition debt of the Company utilized to purchase Drew. After reflecting such obligation, Drew's Stockholders' Equity would be a deficit of in excess of ($1,000,000).

      Statement of operations data for Drew (unaudited):

                                                   For the nine        From
                                                   months ended   September 23 -
                                                   September 30,   December 31,
                                                       1998            1997
                                                   ------------    -----------
      Revenues                                     $ 11,643,000    $ 3,800,000
                                                   ------------    -----------
      Gross profit                                    4,931,000      1,601,000
                                                   ------------    -----------
      Operating profit                                  708,000        115,000
                                                   ------------    -----------
      Interest expense, net                            (320,000)      (104,000)
                                                   ------------    -----------

      Income before Minority interests and
         corporate financing costs                      387,000          9,000
                                                   ------------    -----------
      Minority interests                                (35,000)             0
                                                   ------------    -----------
      Acquisition financing charges:
        Interest and financing costs                 (1,275,000)      (376,000)
        Write-off debt discount & financing costs    (1,651,000)             0
        Charge for beneficial conversion             (4,509,000)    (1,754,000)
                                                   ------------    -----------
                 Total                               (7,435,000)    (2,130,000)
                                                   ------------    -----------
      Net loss                                     $ (7,083,000)   $(2,121,000)
                                                   ============    ===========

      Certain of the more relevant accounting policies and disclosures which are specific to Drew have been condensed to include the following:

      Revenues - Revenues from wholesale medical footwear sales are recognized at the time products are shipped. Revenue from retail medical footwear sales through Company-owned retail operations are recognized at the point of sale.

                    BCAM International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1998

      Inventories - Inventories at Drew are stated at the lower of cost, determined on a first-in, first-out basis, or market.

      Property and Equipment - Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

      Inventories - Drew's inventories consisted of the following at September 30, 1998 (unaudited):

                  Raw materials                        $  845,000
                  Work in process                         967,000
                  Finished goods                        4,869,000
                                                       ----------
                  Total                                $6,681,000
                                                       ==========

      Property and equipment - Drew's property and equipment consisted of the following at September 30, 1998 (unaudited) and were depreciated and amortized utilizing the estimated useful lives indicated below:

                                            Range of
                                           Estimated
                                        Useful Lives
                                        ------------
      Land                                                 $  138,000
      Buildings and improvements         10-35 years          766,000
      Equipment                           5-10 years        2,464,000
                                                           ----------
      Total                                                 3,368,000
                                                           ----------
      Less accumulated depreciation                          (335,000)
                                                           ----------
      Total                                                $3,033,000
                                                           ==========

      Bank Debt - On December 10, 1998, Drew was notified by the commercial bank with which it has the Term loan and Revolving credit relationship described in
Note 5 that such bank believes there is a "pending default" of such Term loan and Revolving credit. The commercial bank cites its view that there has been a "material adverse change" at Drew and that they anticipate violation of the debt service covenant at December 31, 1998 when Drew's financial statements for the year ended December 31, 1998 are prepared. Drew is discussing this matter with the commercial bank.

      Litigation - In January 1998, a third party filed suit against Drew alleging that it is due a fee of not less than $297,000 in connection with Drew's sale to the Company. Drew disputes this claim and intends to vigorously defend this action.

      Significant customer - One customer accounted for approximately 12% and 11% of Drew's revenues for the nine months ended September 30, 1998 (unaudited) and the year ended December 31, 1997, respectively.

4. Acquisition of Drew -

      Effective September 22, 1997, the Company acquired all of the outstanding common stock of Drew for approximately $4,700,000 plus the assumption of liabilities. The purchase price was paid by delivery to the shareholders of Drew of an aggregate of $3,882,000 in cash, promissory notes in the aggregate principal amount of $400,000 (see Note 5) and by delivery of an aggregate of 375,000 unregistered shares of the Company's common stock (valued at approximately $1.20 per share to reflect a discount for lack of registration). The promissory notes bear interest at 8% per annum, are due on September 19, 1999, and are payable in twenty-four (24) equal monthly installments aggregating $8,333.34 (plus interest) with final payments due in the twenty-fifth (25th) month aggregating $200,000 (see, however, Notes 3 and 5).

      See Note 5 for a description of the securities issued in order to finance the acquisition of Drew.

                    BCAM International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1998

      Simultaneously with the acquisition, Drew entered into a credit facility with a commercial bank which is further described in Note 5 and was guaranteed by the Company (see Note 3).

      Drew is a designer, manufacturer, marketer and distributor of medical footwear headquartered in Lancaster, Ohio. In addition, Drew operates specialty retail shoe stores. The Company has accounted for its acquisition of Drew under the purchase method of accounting. Under such method, the purchase price paid plus costs of the acquisition are allocated to the assets and liabilities of the acquired company based on the estimated fair value of assets and liabilities acquired. The remaining amount, if any, is allocated to goodwill. The results of operations of Drew are consolidated with the Company's operations beginning on the date of purchase. At December 31, 1997, a preliminary estimate of the fair value of assets and liabilities had been made based upon certain appraisals and other data that was preliminary and subject to change. Based upon such preliminary evaluation at December 31, 1997, approximately $21,000 of goodwill had been recorded in connection with the acquisition of Drew. In September 1998, the preliminary evaluation was finalized and goodwill was recorded at approximately $421,000. The increase in goodwill resulted from increasing liabilities by approximately $200,000 and reducing the value of inventories by approximately $200,000.

      The following summary shows the unaudited pro-forma results of operations for the year ended December 31, 1997 assuming that the Company had purchased Drew as of January 1, 1997. This information gives effect to the increased interest and financing costs (excluding certain material non-recurring charges that are discussed in Note 5) and the amortization of fair value adjustments (principally for increased depreciation). The Company has not included a provision for income taxes because it believes that it would have sufficiently available net operating losses available to offset anticipated profits from Drew. This summary may not be indicative of what the actual results of operations would have been had the purchase occurred at the beginning of the period shown.

                                                          1997
                                                     ------------
      Revenues                                       $ 15,083,000
                                                     ------------
      Loss from operations                           $ (1,321,000)
                                                     ------------
      Loss from continuing operations (excluding
          non-recurring charges)                     $ (2,905,000)
                                                     ------------
      Net loss (excluding non-recurring charges)     $ (4,280,000)
                                                     ------------
      Net loss per share (excluding non-recurring)   $      (0.26)
                                                     ------------

5. Long Term Debt and Convertible Notes

      Secured 10%/13% Convertible Notes and Warrants - In order to fund the acquisition of Drew and provide working capital to the Company, on September 19, 1997, the Company issued convertible notes (the "Convertible Notes"), and Non-Redeemable Class DD Warrants to purchase 2,400,000 shares of common stock of the Company at $1.75 (subject to the operation of certain antidilution provisions) prior to September 19, 2002, in the aggregate amount of $6,000,000. The Convertible Notes bear an interest rate of 10%, payable semi-annually, but the Company, at its discretion, may pay interest in the form of additional Convertible Notes ("payment-in-kind") in which case the annual interest rate becomes 13% with semi-annual compounding. The Convertible Notes required the Company to maintain compliance with certain financial covenants including maintenance of minimum levels of interest coverage and net worth (as defined). At December 31, 1997, the Company was in violation of such covenants and the Convertible Notes were subsequently restructured as described in the second succeeding paragraph. On March 19, 1998 and on September 19, 1998, the Company elected to make the semiannual interest payment in kind. As such, the Company increased the related obligation under the Convertible Notes to $6,805,350.

      The Convertible Notes are due, as amended (see below), on April 16, 1999, unless at any time after September 19, 1998 they are converted, as amended, at $.80 per share, into 7,500,000 shares of Common Stock of the Company (subject to the operation of antidilution provisions to certain transactions including the April 1998 financing described in Note 6 and related "repricings" and other potential financings).

                    BCAM International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1998

      On April 14, 1998, the noteholders and the Company entered into the First Amendment of the Note Purchase Agreement (together with a Stock Pledge Agreement and Security Agreement) in order to restructure the obligation. The key elements of the restructuring are as follows: (1) waiving of the Company's violations of the financial covenants at December 31, 1997 (as well as certain other breaches of the agreement), (2) eliminating the financial covenants through April 16, 1999, (3) securing the obligation with a pledge of all of the assets of the Company (excluding the assets of Drew which are already pledged to a bank), including the stock of the Company's subsidiaries, (4) accelerating the maturity date for the obligation from September 19, 2002 to April 16, 1999, (5) cancellation of Class DD warrants to purchase 400,000 shares of common stock of the Company, (6) issuance to the holders of a total of 10% of the common shares of the Company's subsidiaries, Drew Shoe Corporation and BCAM Technologies, Inc. As a result of the restructuring, the Company had a significant capital requirement to repay this obligation ($6,805,350 including interest "paid in kind" on March 19, 1998 and September 19, 1998, respectively, and before additional interest payments in cash or in kind subsequent to that date) by April 19, 1999 or face default and foreclosure on the security. The Company's intention has been to refinance or otherwise restructure this obligation prior to its maturity.

      During 1998 the Company reflected an aggregate of approximately $2,500,000 of charges to operations and/or stockholders' equity in connection with the restructuring of the debt. Such charges included: (i) approximately $1,651,000 to write-off interest and finance costs as further described in the second following paragraph, (ii) approximately $552,000 charged to extraordinary item representing the approximate value of the 10% interest in subsidiaries given up and (iii) approximately $281,000 charged to shareholders' equity representing the unamortized portion of the amounts assigned to the value of the 400,000 Class DD warrants given up by the holders of the Convertible Notes.

      As discussed in Note 3, on October 23, 1998, the Company agreed with the holders of the Convertible Notes to redeem $3,780,000 principal amount of Convertible Notes in exchange for 56.7% of the common stock of Drew. Further, the parties agreed that the Company would request shareholder approval to redeem the remaining approximately $2,220,000 principal amount of Convertible Notes together with paid-in-kind and accrued interest in exchange for the remaining 33.3% of the common stock of Drew owned by the Company. On March 4, 1999, at a Special Meeting of Shareholders, the proposal to sell the remaining 33.3% interest in Drew was approved by the shareholders.

      The Company originally recorded approximately $1,872,000 of the $6,000,000 received from the sale of the Convertible Notes and Warrants as the estimated value (based upon a "Black Scholes" calculation) of the detachable warrants issued in connection with the Convertible Notes resulting in a discount to the value assigned to the Convertible Notes. Additionally, the Company originally recorded approximately $825,000 in deferred financing costs in connection with the issuance of the Convertible Notes. The $1,872,000 in debt discount and $825,000 of deferred finance costs were being charged to interest and financing costs over the 60 month term of the Convertible Notes. As discussed above, in April 1998, the Company and the holders of the Convertible Notes agreed to shorten the maturity of the Convertible Notes from September 2002 to April 1999. Under generally accepted accounting principles the Company recorded a charge to interest and financing costs during 1998 for the amortization of this discount and these costs that would have occurred during the 41 months that have been shortened from the original maturity ($1,651,000).

      The private placement of convertible notes and warrants to one investor group (aggregating $5,000,000 of the total $6,000,000) was made with the assistance of an investment banker who charged a cash fee of 6% ($300,000) plus 187,500 unregistered shares of common stock (valued at $1.20 per share to reflect a discount for lack of registration), and Class EE warrants to purchase 500,000 shares of common stock at an exercise price of $0.80 per share, of the Company. The cash fee, shares of stock and the estimated fair value of the warrants aggregate approximately $1,025,000. This amount has been apportioned between deferred financing costs (discussed in the preceding paragraph), and acquisition costs of Drew. The portion allocated to deferred financing costs (approximately $775,000), together with legal and other costs of the transaction are being amortized over the term of the Convertible Notes. There were no investment banking fees associated with the remaining $1,000,000 of proceeds.

                    BCAM International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1998

      Remaining debt discount and deferred financing costs in connection with the transaction are being amortized over the remaining term of the Convertible Notes.

      The market value of the Company's common stock on The Nasdaq SmallCap Market on September 19, 1997 was approximately $1.50 at the inception of the Notes and approximately $1.25 and $0.25 at March 19, 1998 and September 19, 1998, respectively, (when additional Convertible Notes were issued as payment-in-kind for interest).

      In response to positions recently taken by the Securities and Exchange Commission, Emerging Issues Task Force Statement D-60 has been issued. Statement D-60 requires certain accounting for securities issued which are convertible into common stock at a value which is "beneficial" at the date of issuance (such as the Convertible Notes). This accounting requires that the beneficial value be charged to operations (based upon the traded market price, without discount, compared to the conversion price) in the case of a convertible note, over a period reflecting the shortest period in which the investor has to exercise and under the most favorable terms to the investor. As such, the Company has charged approximately $5,925,000 at September 19, 1997, an additional $219,000 at March 19, 1998 and no additional amount at September 19, 1998, to Unamortized Charge for Beneficial Debt Conversion in the shareholders' equity section of its Consolidated Balance Sheet. Such amounts represent the value of the beneficial debt conversion feature of the Convertible Notes measured at the date of issuance in September 1997 and for the payment-in-kind in March 1998. These amounts were charged to Interest and financing costs of discontinued operations in the Consolidated Statements of Operations for approximately $4,509,000 and $1,635,000, respectively, during the years ended December 31, 1998 and 1997. This charge to operations is considered a non-recurring charge in the preparation of the summary pro-forma data contained in Note 4.

      At December 31, 1998, long term debt, principally associated with discontinued operations - Drew, consists of the following:

      10%/13% Convertible Notes, original face amount
      $2,220,000 plus interest payments-in-kind of $805,350,
      net of approximately $42,350 of unamortized debt
      discount, with interest payable on March 19, 1999,
      due April 16, 1999 unless earlier converted                  $2,983,000

      Notes payable to sellers of Drew, bearing interest
      at 8%, with monthly payments of principal aggregating
      $8,333 plus interest and balloon payments aggregating
      $200,000 (which were forgiven as part of the sale of Drew
      described in Note 3) due on September 19, 1999 (a)               75,000
                                                                   ----------
      Total long term debt                                          3,058,000

      Less: current portion                                         3,058,000
                                                                   ----------
                                                                   $        0
                                                                   ----------

      (a) In February 1999, the Company advised the Noteholders that the January 1999 monthly payment of principal and interest would not be made and that future monthly payments would similarly not be made until and unless the Company obtained new financing. The Company requested the Noteholders' forbearance.

      Secured bank debt of Drew (See also, Notes 3 and 4) - Simultaneously with the acquisition of Drew, the Company through its wholly-owned subsidiary, Drew, entered into a credit facility with a commercial bank consisting of: (i) a revolving line of credit up to $4,500,000 (which is based upon agreed upon percentages of accounts receivable and inventory) and (ii) a term loan of $1,000,000. As of the date of the Drew acquisition, the Company believed there was approximately $4,500,000 available under this credit facility (approximately $3,750,000 of which was drawn down to pay certain existing liabilities of Drew, including an existing liability to that bank of approximately $2,655,000, debentures payable to former shareholders of approximately $845,000, and to transfer $250,000 to the Company). The revolving line of credit matures on September 30, 1999, and calls for current payments of interest at a rate of prime plus 1.5% (9.25% and 10% at December 31, 1998 and 1997,

                    BCAM International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1998

respectively). The term loan portion of the credit facility (in the principal amount of $1,000,000) also bears an interest rate of prime plus 1.5% (9.25% and 10% at December 31, 1998 and 1997, respectively) and is payable in monthly installments through September 30, 2000 with a payment due at that time of $583,000. Both the revolving line of credit and term loan may be used for general working capital purposes and were guaranteed by the Company until October 1998 (see Note 3). The credit facility with this bank requires Drew to maintain compliance with certain financial covenants, principally net worth, and contains restrictions on the transfer of cash to the Company.

Costs incurred in connection with the bank term loan and revolving credit totaling approximately $75,000 are included in other assets as deferred finance costs and are being amortized to interest and financing costs using the effective interest method over a two year period ending September 19, 1999.

6. Shareholders' Equity

      1998 Private placement of common shares, subject to "repricing", and warrants - Beginning on April 14, 1998, the Company commenced a private offering of its common stock and warrants. The offering generated aggregate proceeds of $2,000,000 from the purchase of 1,980,198 shares of common stock of the Company subject to "repricing", as described below, and warrants to purchase 250,000 shares of common stock at $2.05 for three years by seven accredited investors. The Company has agreed to, and did, register such shares.

      The number of shares issuable to these investors will be "repriced" pursuant to a schedule in two $300,000 increments and then in seven $200,000 increments on eight occasions commencing with the effectiveness of a registration statement (August 13, 1998) covering the up to 4,000,000 shares and again 60 days later and then in 30 day intervals. On such dates, the investor would receive the additional number of shares, if any, that result from the difference between the number of shares actually issued and the number of shares which would have been issued using a 23% discount to the market price, as defined, at that time. The operation of this provision could result in significantly greater number of shares being issued. The Company paid a placement agent a fee of 6.5% with respect to this transaction.

      In August 1998, 436,047 shares were issued in connection with the "repricing" provisions and very significant additional shares (estimated to be in excess of 5,000,000 shares) would be required to be issued for the October, November and December 1998 "repricing" dates.

      On December 24, 1998, the Company and the investors agreed to amend the subscription agreement with respect to "repricing". The December 24, 1998 amendment has four principal effects as follows: (i) the August, October, November and December 1998 "repricings" are eliminated in favor of new "repricings" which began on January 1, 1999, (ii) the discount from market used to measure the "repricings" was increased from 23% to 27% (iii) a ceiling price was established of $0.75 per share and (iv) certain penalties under the agreement were waived. Under the amended agreement, the investors, at their option, may reprice up 12 1/2% of the amount invested (an aggregate of $250,000 based upon the original $2,000,000 invested in April 1998) on the first of each month beginning with January 1, 1999. Any amounts not "repriced" in any month may be carried over to any future month without limitation.

      In connection with the amendment, the Company will issue additional shares to the investors to bring the total shares from 1,980,198 originally purchased up to 2,666,667 shares (inclusive of the 436,047 shares issued in August 1998 as discussed in the preceding paragraph) based upon the $0.75 ceiling price in the amendment.

      Additionally, these investors requested a "repricing" of $190,000 of the offering in January 1999 which resulted in the issuance to them of an additional 2,259,827 shares on January 27, 1999. Of the total dollar amount of the offering, only this $190,000 of the $2,000,000 proceeds of the offering has been "repriced" leaving $1,810,000 still to be "repriced" at the holders' option. The "repricing" of this amount ($1,810,000), if requested by the investors, at market prices for the Company's stock in March 1999 would result in a very significant number of additional shares being issued and in a change of control of the Company to these investors. The Company is in discussions with the representatives of the investors to restructure the "repricing" provisions in light of the very significant effects that would result at current prices of the Company's common stock.

                    BCAM International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1998

      The Company is exposed to significant penalties for failure to file a registration statement covering additional shares with respect to possible "repricings" by April 15, 1999 and to have such registration statement declared effective prior to July 31, 1999 and has agreed not to issue certain financings. As a practical matter, the Company expects that it will be unable to file such registration statements when required as a result of the financial and liquidity concerns discussed in Note 1. As such, the Company is attempting to renegotiate such penalties also. If it is not successful, such penalties will begin to accrue in April 1999.

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

      At December 31, 1997, $500,000 of the Preferred Stock had been converted into 706,226 common shares of the Company at a weighted average conversion price of approximately $0.71. During 1998, the remaining $700,000 of the Preferred Stock has been converted into 1,066,585 shares of common stock at $0.66 per share resulting in the transfer of $618,000 of minority interest at December 31, 1997 into shareholders' equity.

      See Note 5 for a discussion of certain accounting treatment called for by Emerging Issues Task Force Statement D-60 for securities issued which are convertible into common stock at an amount which is "beneficial". Because the Preferred Stock issued is that of a subsidiary, but is convertible into shares of the Company, the Company has recorded the Preferred Stock of the subsidiary as "Minority interest" in the consolidated financial statements until its conversion into common stock of the Company. The "beneficial" conversion feature, therefore, has been charged to Minority interests (approximately $788,000) in the accompanying Consolidated Statement of Operations for the year ended December 31, 1997. Such amount is considered a non-recurring charge in preparation of the summary pro forma data in Note 4.

      1997 Sale of common stock and warrants of the Company - In January 1997, the Company commenced an offering and ultimately sold 1,075,000 equity units (each consisting of one share of the Company's common stock and one non-redeemable Class AA warrant) for $1,075,000. The Class AA warrants, as amended, entitle the holder to purchase one share of the Company's common stock at $0.65 per share until March 31, 2002. During 1998, warrants to purchase 100,000 shares were exercised.

      Authorized shares/Shares reserved for future issuance - At the annual meeting of shareholders on February 19, 1998 (including an adjournment to March 16, 1998), the shareholders of the Company approved an increase in the authorized shares of common stock from 40,000,000 shares to 65,000,000 shares. Additionally, the shareholders approved the adoption of changes to the bylaws of the Company to, among other matters, permit the Board of Directors to issue up to 2,000,000 shares of Preferred Stock of the Company on terms to be set by the Board of Directors.

                    BCAM International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1998

      The Company is also authorized to issue up to 750,000 shares of its acquisition preferred stock, $.01 par value, none of which are presently issued and outstanding. The acquisition preferred stock is permitted to be issued pursuant to (i) a statutory merger or consolidation in which the Company is the surviving entity, (ii) the acquisition by the Company of substantially all the assets or business of another entity or (iii) the acquisition by the Company of 50% or more of the voting securities of another entity. The Board of Directors is authorized to fix, before issuance, the voting powers, designations, preferences and other rights, qualifications, limitations and restrictions applicable to each series of acquisition preferred stock. Common shares reserved for future issuance as of December 31, 1998, adjusted in the case of the 1998 stock option plan for the February 1998 increase to the shares available under such plan, are approximately as follows:

      Units sold in public offering in 1990:
         Class B warrants, subject to antidilution, expired in October 1998 .....         none
         Class E warrants, subject to antidilution, expired in October 1998 .....         none
         Unit Options, expired in 1997 ..........................................         none
      Conversion feature of 10%/13% Convertible Notes, subject to antidilution and "pay in kind" provisions, extinguished in March
         1999 upon repayment of the related Convertible Notes ($0.80, 1999
         see Note 5) ............................................................    3,782,000
      Third party options (see information below) ...............................    1,850,000
      1989 Stock Option Plan (400,000 expiring in 1999, see below) ..............      428,000
      1989 Nonstatutory Plan (expiring in 1999, see below) ......................       25,000
      1995 Stock Option Plan (as amended in 1998, see below) ....................    8,000,000
      Warrants issued in private placements:
           Class C warrants, expired during 1997 ................................            0
           Class D warrants, expired during 1997 ................................            0
           Class AA warrants ($0.65, 2002, see above) ...........................      975,000
           Class BB warrants ($0.72, 2002, see above) ...........................      100,000
           Class CC warrants ($1.03, 2002, see above) ...........................       10,000
           Class DD warrants ($1.75, 2002, see above) ...........................      740,000
           Class EE warrants ($0.80, 2002 see Note 5) ...........................      500,000
                                                                                    ----------
                                                                                    16,410,000
                                                                                    ----------

      Class B and Class E Warrants - The Company's Class B warrants were issued in connection with a 1990 public offering of securities of the Company. The Class E Warrants were issued in connection with a "Discounted Warrant Plan" offered to holders of the Class A Warrants (all of which have been exercised or expired) and Class B Warrants issued in connection with the public offering in 1990. The Class B and Class E Warrants were exercisable and were due to expire, as amended, and did expire on October 17, 1998. Such warrants were subject to anti-dilution provisions which were triggered by certain of the financings completed in 1997.

      Stock Options

      In June 1995, the shareholders of the Company approved the adoption of the 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan supercedes and closes all prior option plans and provides for the granting of incentive stock options ("ISOs") and/or nonqualified stock options to employees, directors or consultants of the Company to purchase an aggregate of 8,000,000 shares, as amended by a vote of the shareholders in February 1998, of the Company's common stock. The option price per share for ISOs granted under the 1995 Plan shall not be less than the fair market value of the Company's common stock on the date of grant. Options vest and are exercisable over various periods up to ten years from the date of grant. No option may be granted under the 1995 Plan after June 2005. At December 31, 1998, there were 2,585,500 shares available for granting of future options.

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

                    BCAM International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1998

1,565,957, (b) permit the granting of nonqualified stock options at a price per share less than the fair market value of the Company's common stock on the date of grant and (c) permit options to be exercised up to two years after termination of employment under certain circumstances. Options vest and are exercisable over various periods up to six years from the date of grant.

      In 1989, the Company also adopted a Nonstatutory Stock Option Plan (the "1989 Nonstatutory Plan") for directors and outside consultants. Under the 1989 Nonstatutory Plan, the Company could grant options for the purchase of an aggregate of 355,000 shares of common stock at not less than fair market value at the date of grant. Pursuant to the terms of the 1995 Plan, no options may be granted under the 1989 Plan or the 1989 Nonstatutory Plan subsequent to June 22, 1995.

      Option activity during each of the two years ended December 31, 1998 for the 1989 Plan and the 1989 Nonstatutory Plan is summarized as follows:

                                       1989 Nonstatutory Plan                          1989 Plan
                                        Shares Under Option                        Shares Under Option
                                  ---------------------------------------------------------------------------
                                                                                        Weighted
                                                       Number                            Average      Number
                                   Option price          of         Option price per    Exercise        of
                                     per share         Shares             share           Price       Shares
                                  ---------------------------------------------------------------------------
Balance at January 1, 1997                             100,000                            $1.94       432,000
Exercised                                  $1.13       (25,000)                                            --
Cancelled/expired                 $1.10 to $1.13       (50,000)                                            --
                                                      --------                                       --------
Balance at December 31,1997                             25,000                            $1.94       432,000
                                                      --------
Exercised                                                    0                                             --
Cancelled/expired                                            0       $0.92 to 3.1875                  (18,000)
                                                      --------                                       --------
Balance at December 31,1998              $1.6875        25,000                            $1.94       414,000
                                                      ========                                       ========

Option activity during each of the two years ended December 31, 1998 for the 1995 Plan is summarized as follows:

                                                     1995 Plan
                                               Shares Under Option
                              -------------------------------------------------
                              Option price per       Weighted           Number
                                    share             Average             of
                                                  Exercise Price        shares
                              -------------------------------------------------
Balance at January 1, 1997                             $1.04          1,755,500
Granted                         $0.75 to $1.52         $1.09          3,984,000
Cancelled/expired               $0.92 to $1.68         $1.17            (55,000)
                                                                      ---------
Balance at December 31,1997                            $1.04          5,684,500
Granted                                                                       0
Cancelled/expired               $0.75 to $1.52                         (270,000)
                                                                      ---------
Balance at December 31,1998                            $1.03          5,414,500
                                                                      =========

      Of the options issued in 1997, options to purchase approximately 3,684,500 shares were issued subject to approval of the Company's shareholders of an increase in the number of shares available for grant under the 1995 plan. Such approval was received in February 1998. Generally accepted accounting principles require, under circumstances which apply to the Company, that a charge to compensation expense be made if the market value

                    BCAM International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1998

of the stock on the date of shareholder approval exceeds the market value on the date of grant. The closing bid price of the Company's common stock on the date of the shareholder vote was approximately $1.41. Options to purchase approximately 1,800,000 shares were granted at market prices at the date of grant that were below the $1.41 fair market value at the date of shareholder approval. As a result, the Company has recorded a charge to compensation expense of approximately $1,144,000 (including approximately $286,000 related to discontinued operations) during the year ended December 31, 1998.

      Primarily as a result of the acquisition activity of the Company, 550,000 fully vested nonstatutory stock options were granted to eight investment bankers and other vendors who, as third parties, are outside of the 1995 Plan, as amended. Of the 550,000 options, all of which are exercisable for periods of from two to ten years, options for 375,000 shares are exercisable at a price of $0.75 per share and options for 175,000 shares are exercisable at a price of $1.52 per share.

      During 1996, the Company granted 100,000 fully vested nonstatutory stock options at fair market value to a third party, which are exercisable for a period of ten years at a price of $1.17 per share. In addition, during 1995, the Company granted 300,000 fully vested nonstatutory stock options at fair market value to a third party, which are exercisable for a period of eighteen months at a price of $1.05 per share, and 5,000 nonstatutory stock options at fair market value to a third party, which were cancelled in 1996. Further, in 1994 the Company granted 100,000 nonstatutory stock options at fair market value to a third party, which vest ratably over two years and are exercisable for a period of five years at a price of $1.69 per share. In 1998, the Company issued five year options to purchase 800,000 shares to consultants with exercise prices approximating $0.08 per share. At December 31, 1997, approximately 1,850,000 of these options are outstanding.

      The Company recorded a charge to selling, general and administrative costs of approximately $311,000 and $175,000, respectively, for the years ended December 31, 1998 and 1997 related to the estimated fair value of the options granted to consultants.

      Pro forma information regarding net income and earnings per share is required by SFAS 123, "Accounting for Stock-Based Compensation" which requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model. The Company's pro forma information follows:

                                                December 31,    December 31,
                                                   1998             1997
                                               ------------    ------------
            Pro forma net loss:
                     Continuing operations     $ (3,947,000)   $ (2,874,000)
                     Discontinued operations     (8,489,000)     (3,497,000)
                                               ------------    ------------
                     Total                     $(12,436,000)   $ (6,371,000)
                                               ============    ============
            Pro forma net loss per share:
                     Continuing operations     $       (.20)   $       (.18)
                     Discontinued operations   $       (.43)   $       (.22)
                                               ------------    ------------
                     Totals                    $       (.63)   $       (.40)
                                               ============    ============

      The fair value of these options at the date of the grant was estimated with the following weighted average assumptions for 1998 and 1997: risk free interest rates ranging from 4.7% to 6.36%, no dividend yield, volatility factor of the expected market price of the Company's common stock ranging from 49% to 76%, and a weighted average expected life of the options ranging from five to ten years. Because Statement 123 is applicable only to options granted subsequent to December 31, 1994 and employee stock options granted vest over a period from one to four years, its pro forma effect will not be fully reflected in pro forma net loss.

                    BCAM International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1998

      The following table summarizes information about stock options, including those to third parties, outstanding at December 31, 1998:

                              Options Outstanding                    Options Exercisable
                 --------------------------------------------     -------------------------
                     Number      Weighted Average    Weighted         Number       Weighted
                 Outstanding at      Remaining        Average     Outstanding at    Average
   Range of       December 31,      Contractual      Exercise       December 31,   Exercise
Exercise Price        1998              Life           Price           1998          Price
-------------------------------------------------------------------------------------------
$0.08-$0.10          800,000         5 years           $0.09           800,000       $0.09
$0.75-$2.00        6,874,500         6.5 years         $1.10         5,665,000       $1.00
$2.01-$3.22          204,000         0.3 years         $2.65           204,000       $2.65
-------------------------------------------------------------------------------------------
$0.08-$3.22        7,878,500         6.5 years         $1.00         6,669,000       $1.00
===========================================================================================

      The weighted average fair value of all stock options granted in $0.08 per share in 1998 and $0.63 per share in 1997.

7. Other Discontinued Operations

Ergonomic Consulting Services Division - In December 1997, the Board of Directors of the Company approved a plan to sell the operations of its Ergonomic Consulting Services Division ("ECSD"). ECSD has not generated operating profits and was no longer considered a core asset in light of the Company's strategy. The plan of disposition involved finding a strategic buyer who would take over the Company's contractual commitments (some of which are long-term) to consulting division customers and liquidating the remaining assets through collection (with respect to receivables) or sale or disposal (with respect to furniture and equipment). On February 9, 1998, the Company closed on the sale of the revenue contract rights and transfer of the obligations for certain related personnel of the ECSD to a third party. Terms of the sale call for the payment of a portion of future revenues of the contracts sold as well as a portion of certain follow-on work, or referrals for work provided by the Company. At December 31, 1997, assets of the ECSD were approximately $155,000, consisting principally of billed and unbilled receivables, and liabilities were approximately $76,000 consisting principally of trade payables. The operations of the ECSD from January 1, 1998 through disposal on February 9, 1998 did not generate a loss due to the high utilization of personnel on contracts during that time. Approximately $50,000 was accrued in the December 31, 1997 financial statements as a loss on disposal representing management's estimate of the write-off of furniture and equipment and accrual of certain lease costs. There was no material severance paid in connection with the discontinuance of the ECSD. Assets of ECSD at December 31, 1998 were immaterial. Revenues, gross margin and loss from operations for ECSD operations (exclusive of provision for loss on disposal of approximately $50,000 in 1997) are approximately the following for the year ended December 31, 1997:

                  Revenues                   $  467,000
                  Gross Margin               $  183,000
                  Loss from operations       $ (326,000)

Royalties from the sale of ECSD of approximately $13,000 in 1998 are included with interest and other income in the accompanying consolidated financial statements.

      HumanCAD Systems Operations - During late February 1998, as a result of specific events at the time, the Board of Directors of the Company approved a plan to seek alternative value for the HumanCAD Systems operations ("HCAD") by:
(i) initially reducing the activity and (ii) seeking a strategic or management buyer for the operation.

      In December 1997, the Company had reached preliminary agreement with a funding source to provide approximately $2,500,000 for development and marketing of the Company's existing and planned HCAD ergonomic modeling software products. In January 1998, the Company commenced executing the business plan contemplated by the financing but in late February 1998, the funding source advised the Company that they were no longer willing to go forward with the planned financing. The Company was unsuccessful in seeking a strategic

                    BCAM International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1998

or possible management buyer for a majority of HCAD on a basis which would result in meaningful value for the shareholders and therefore, in October 1998, placed the operations of HCAD in receivership under the bankruptcy laws of Ontario, Canada, where HCAD was headquartered.

      The measurement date for the discontinuance was February 1998, at which time losses from January 1, 1998 through February 1998 were recorded and a provision for discontinued operations (principally severance and non-cancelable lease costs) was made. Such amount aggregated $803,000. The Company has reflected the 1997 operations of HCAD as a discontinued operation in the December 31, 1997 consolidated financial statements. At December 31, 1998 and 1997, assets of the HCAD were approximately $0 and $98,000, respectively, consisting principally of customer receivables, certain computer and communications equipment, furniture, and inventory. Liabilities were approximately $174,000 and $60,000, respectively, consisting principally of trade payables and, in 1997, payroll. Revenues, gross margin, loss from operations, provision for disposal and loss from discontinued HCAD operations are approximately the following for the years ended December 31, 1998 and 1997:

                                             1998              1997
                                          ---------       -----------
         Revenues                         $  55,000       $   135,000

         Gross Margin                     $  50,000       $   125,000

         Loss from operations             $(553,000)(a)   $(1,000,000)

         Provision for loss on disposal   $(250,000)      $         0

         Loss from discontinued           $(803,000)      $(1,000,000)

(a) Includes approximately $286,000 of non-cash charge for stock options issued in 1997 which were approved by the shareholders in February 1998 as discussed further in Note 6.

      The provision for discontinued operations consists principally of payroll and other costs associated with the effort to discontinue, the write off of inventories and other assets dedicated to HCAD and severance principally for the former HCAD President. At December 31, 1998, substantially all of such costs have been incurred and the remaining accrual is not material.

8. Commitments and contingencies

      Litigation - On or about February 22, 1999, a shareholder derivative action was filed in United States District Court for the Eastern District of New York in connection with certain transactions culminating in the sale by the Company to Impleo of the Company's interest in Drew.

      The complaint names all of the Company's current directors and several former members of the Board as defendants as well as Impleo and certain related entities and individuals (collectively, the "Defendants").

      The allegations contained in the complaint challenge the Defendants' actions in connection with certain transactions, including but not limited to,
(i) the April 14, 1998 restructuring of certain convertible notes; (ii) the October 1998 sale of 56.7% of Drew to Impleo; and (iii) the proposed sale to Impleo of the Company's remaining 33.3% interest in the Drew. In addition to seeking recovery on behalf of the Company for certain allegedly wrongful acts on the part of the Defendants, the complaint seeks, among other things, to enjoin or set aside any shareholder vote in connection with a proxy statement filed with the SEC on or about February 1, 1999 pursuant to which the Company sought shareholder approval to sell its remaining 33.3% interest in Drew and to block or rescind the sale of any interests in Drew to Impleo. On March 4, 1999, at a Special Meeting of Shareholders, over 68% of the shareholders approved the sale of the remaining 33.3% of Drew. The current Directors deny the allegations concerning any allegedly wrongful actions.

      In January 1998, Ulin & Holland Incorporated ("U & H") filed suit against the Company's then subsidiary, Drew, in United States District Court for the District of Massachusetts. The suit alleges that U & H was retained in 1992 by Drew pursuant to which U & H alleges that it is due a fee of not less than $297,000 in connection with the Company's acquisition of Drew. Drew disputes this claim. U & H has named the Company as

                    BCAM International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                December 31, 1998

a defendant in this lawsuit. Subsequent to the Company's divestiture of the majority ownership of Drew, Drew is responsible for the defense of this matter. In March 1999, the Company was notified that it is no longer a defendant in that lawsuit.

      In October 1998, the Company's HumanCAD Systems Inc. subsidiary filed an assignment in bankruptcy under the laws of the Province of Ontario, Canada and Fuller Landau Ltd., 151 Bloor St. West, Toronto, Canada, was appointed receiver and trustee. Certain creditors of the HumanCAD operations have filed or threatened to file claims against the Company for the debts of HumanCAD. One such action was filed by Miller Freeman, Inc. in the Civil Court of The City of New York in the amount of approximately $18,000. The Company intends to vigorously defend itself in such action, however its ability to do so may be limited by its financial resources which are currently inadequate (see Note 1).

      Leases - The Company leases its office space for a term, as amended, extending through March 31, 2001. Additionally, the Company has entered into various operating leases for equipment. Future minimum payments under non-cancelable operating leases for years subsequent to December 31, 1998 are approximately as follows:

            1999                                 $ 98,000
            2000                                  101,000
            2001                                   36,000
            2002                                   12,000
            2003                                   12,000

      Rent expense in 1998 and 1997, under all operating leases, was approximately $137,000 and $154,000, respectively.

      Employment commitments - The Company has an employment commitment with its Chairman, President and Chief Executive Officer that calls for material payments in the event of a change in control of the Company.

      Technology transfer agreement - The Company has entered into a non-binding letter of intent with a third party technology partner which encompasses granting the Company rights to certain microvalve technology for specific uses and obligates the Company to pay certain considerations including equity in the Company reflecting the value of the technology transferred. Binding agreements have not been consummated.

9. Other

      Other assets- Other non-current assets principally include patent costs of approximately $127,000 (net of related amortization of approximately $10,000).

      Costs of 1997 financings not completed - In the third quarter of 1997, the Company was able to secure more favorable acquisition financing and credit facility for its acquisition of Drew than it had originally expected. As a result, the Company elected not to complete a proposed acquisition financing and a proposed credit facility. Costs associated with such uncompleted financings of approximately $130,000 were charged to Interest and financing costs of discontinued operations in the year ended December 31, 1997.

      Charges to 1997 fourth quarter operations - Significant charges to operations in the fourth quarter of 1997 include: (i) approximately $175,000 for the estimated value of options granted to consultants in May and September 1997,
(ii) accrual of contractual management bonuses for three executives of approximately $75,000 (including $25,000 related to discontinued operations),
(iii) write off of approximately $75,000 of capitalized software costs no longer considered realizable (included in discontinued operations) and (iv) costs of approximately $235,000 related to a collaborative research effort (microvalve) and certain software development costs.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On December 16, 1998, the Board of Directors of the Company appointed J.
H. Cohn LLP, Roseland, NJ as its independent public accountants to replace Ernst & Young LLP, who were dismissed. In November 1998, Drew Shoe Corporation ("Drew"), formerly a significant subsidiary of the Company, appointed Hays & Company, New York, NY as its independent auditors. J.H. Cohn LLP states reliance on Hays & Company's audit of the financial statements of Drew as of and for the year ended December 31, 1998 with respect to J.H. Cohn LLP's report on the audit of the Company's consolidated financial statements as of and for the year ended December 31, 1998.

      The reports of Ernst & Young LLP on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles.

      During the Company's two most recent fiscal years the Company has not consulted J.H. Cohn LLP with respect to the application of accounting principles to a specified completed or proposed transaction, or the type of audit opinion that might be rendered on the Company's financial statements.

      During Drew's two most recent fiscal years Drew has not consulted Hays and Company with respect to the application of accounting principles to a specified completed or contemplated transaction, or the type of audit opinion that might be rendered on Drew's financial statements.

      In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1997, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report. In connection with its audit of the financial statements for the year ended December 31, 1997, Ernst & Young LLP advised the Company that the Company's internal control structure design is deficient principally due to a lack of adequate segregation of duties and adequate systems and information output. The audit committee of the board of directors discussed the subject matter of each of the internal control deficiencies with Ernst & Young LLP. The Company has authorized Ernst & Young LLP to respond fully to the inquiries of the successor accountant concerning the subject matter of each deficiency.

      The Company requested Ernst & Young LLP to furnish it a letter addressed to the Commission, stating whether it agrees with the above statements. A copy of that letter, dated January 7, 1999, is filed as Exhibit 16a to the Company's Form 8-K/A filed on January 7, 1999.

      In connection with the audit of the financial statements of Drew, a significant subsidiary of the Company, for the year ended December 31, 1996, there were no disagreements with J.H. Cohn LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which, if not resolved to the satisfaction of J.H. Cohn LLP would have caused them to make reference to the subject matter in connection with their report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

As of March 31, 1999, the directors and executive officers of BCAM International, Inc. ("the Company") are as follows:

Name                                Class     Age     Position with Company
----                                -----     ---     ---------------------
Directors:
  Michael Strauss                     I       57      Chairman, President, Chief Executive Officer and Director
  Robert P. Wong                      I       57      Director
  Joel L. Gold                        II      57      Director
  Glenn F. Santmire                  III      55      Director
  Mark L. Plaumann                    I       43      Director
Non-Director Executive Officer:
  Kenneth C. Riscica                          45      Vice President - Finance, Chief Financial
                                                      Officer, Treasurer and Secretary

      The Company's directors have historically been elected by the Company's stockholders at each annual meeting or, in the case of a vacancy, were appointed by the directors then in office, to serve until the next annual meeting or until their successors are elected and qualified. Officers are appointed by and serve at the discretion of the Board of Directors. At the 1997 Annual Meeting of Stockholders, held on February 19, 1998, the stockholders approved a resolution providing for the staggered election of members of the Board of Directors. The Company has elected to group the Directors into three classes, with each class to serve for a three-year period. In that manner, the shareholders benefit from continuity and experience of the Directors. The Directors are grouped into Class I, Class II and Class III. In the first year of such classifications, it is necessary to stagger the period of service of the Classes. Thereafter, members of each Class would serve for three years. Therefore, Class I Directors serve for a three year period ending with the annual meeting of shareholders following the year ended December 31, 1999, Class II Directors serve for two years until the annual meeting following the year ended December 31, 1998 and the Class III Directors serve for one year until the next annual meeting of the shareholders. The Company's Directors, Non Director Executive Officer and Former Directors who served in 1998 are as follows:

      Directors -

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

      Robert P. Wong is presently a member of the Board of Directors of the Company. Mr. Wong was appointed Vice Chairman of the Board and Chief Technology Officer in February 1995, after having become a director in February of 1994, and served in such capacity until December 31, 1998. From September 1996 through October 15, 1997, Mr. Wong also served as Acting Chief Financial Officer, Acting Secretary and Acting Treasurer. Previously, from February 1994 through February 1995, Mr. Wong worked as a representative for the Prudential Insurance Company, and was a private investor from 1989 to February 1995. Over the previous 27 years, Mr. Wong was founder and president of several technology companies and president of several subsidiaries of Coordinated Apparel, Inc. Mr. Wong has an SB in Electrical Engineering and also an SB in Industrial Management from Massachusetts Institute of Technology.

      Joel L. Gold was elected a Director in February 1994. From 1999 to the present, Mr. Gold has served as a vice-president of ISG, a financial services firm. From September 1997 until 1999, Mr. Gold has served as Vice Chairman of

Coleman and Company Securities Inc., and Senior Managing Director of Interbank Capital Group, LLC. From April 1996 to September 1997, Mr. Gold was Executive Vice President of L.T. Lawrence Co., an investment banking firm. From April 1995 to April 1996, Mr. Gold was a managing director and head of investment banking at Fechtor & Detwiler. From 1993 to 1995, Mr. Gold was a managing director at Furman Selz Incorporated, an investment banking firm. Prior to joining Furman Selz, from 1991 to 1993, he was a managing director at Bear Sterns & Co., an investment banking firm. Previously, Mr. Gold was a managing director at Drexel Burnham Lambert for nineteen years. He is currently a member of the Board of Directors of Concord Camera, Sterling Vision, Inc. and Life Medical Sciences, Inc. Mr. Gold has a law degree from New York University and an MBA from Columbia Business School.

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

      Mark L. Plaumann was appointed a director in September of 1997. Mr. Plaumann has been a Managing Member of Greyhawke Capital Advisors LLC since June 1998. Prior thereto, Mr. Plaumann was a Senior Vice President of Wexford Management from January 1996 to March 1997 and then as a consultant to that firm, and since March 1995 has been a director and/or Vice President of the general partner of various public partnerships managed by Wexford Management. Mr. Plaumann joined the predecessor entities of Wexford Management in February 1995. Mr. Plaumann continues to provide consulting services to Wexford Management. Prior to joining Wexford Management, Mr. Plaumann was a Managing Director of Alvarez & Marsal, Inc., a crisis management consulting firm, from 1990 to 1995, and from 1985 to 1990 he was with American Healthcare Management, Inc., an owner and operator of hospitals, where he served in a variety of capacities, most recently as its President. Prior to that he was with Ernst & Young LLP in its auditing and consulting divisions for eleven years. Mr. Plaumann has been a director of Wahlco Environmental Systems, Inc., a manufacturer of environmental conditioning systems and is currently a director of Elcotel, Inc.

      Non-Director Executive Officer -

      Kenneth C. Riscica joined the executive officers of the Company as Vice President - Finance, Chief Financial Officer, Treasurer and Secretary effective October 16, 1997. Mr. Riscica, formerly a partner in charge of an emerging companies practice group with Arthur Andersen & Co. LLP (having been a partner from 1987 to 1992 after joining the firm in 1976), more recently served as Chief Executive Officer of Riscica Associates, Inc.,(1993-1997) a financial and management consulting firm and as Chief Financial Officer of Magna-Lab, Inc., a publicly traded medical technology company (1993 to 1997). Mr. Riscica has advised the Company that he will leave its full-time employ after April 30, 1999.

      Directors who served in 1998 and are no longer Directors -

      Norman B. Wright was appointed President and Chief Executive Officer of the Company's HumanCAD Systems division and Vice-Chairman of the Board of Directors of the Company in April of 1997. Mr. Wright resigned from the Board of Directors in September 1998. Prior to joining the Company, Mr. Wright was President and Chief Executive Officer of Virtek Vision International, Inc., a Canadian-based, multi-national laser-projection machine intelligence and pattern analysis systems designer and manufacturer. Prior to that he held senior management positions in several companies and has launched and guided a number of public software technology companies through their successful development.

      Charles G. Schuyler was appointed a director in September of 1997 and resigned as a director effective April 1, 1998. Mr. Schuyler was President and Chief Executive Officer of Drew until November 1, 1998. Drew Shoe was acquired by the Company on September 22, 1997. Mr. Schuyler commenced his employment with Drew Shoe in 1970 and became a 50% principal owner in 1982. Mr. Schuyler is a member of the National Shoe Retailers Association, Pedorthic Footwear Association and Two/Ten Foundation. Mr. Schuyler is a graduate of Ohio University majoring in Economics.

      Stephen Savitsky was appointed a director in October of 1997 and resigned as a Director in October 1998. Mr. Savitsky is the Founder, Chairman of the Board of Directors and Chief Executive Officer, since 1988, of Staff Builders, Inc., a large provider of temporary services to the home healthcare industry in the United States. Mr. Savitsky has a BA in Economics from Yeshiva University and an MBA in Marketing and Finance from Baruch School of Business.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based solely on the Company's review of the copies of such forms received by it during the Company's fiscal year ended December 31, 1998, the Company believes that the Reporting Persons complied with all filing requirements applicable to them.

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

                                                                                       Long Term
                                         Annual Compensation                      Compensation Awards
                                   ------------------------------   -----------------------------------------------
Name and Principal                            Salary       Bonus      Other Annual       Options      All Other
Position                           Year         ($)         ($)     Compensation ($)       (#)     Compensation ($)
                                   ----      --------    --------   ----------------    ---------  ----------------
Michael Strauss (1)
      Chairman, President,
      Chief Executive              1998      $201,000    $      0        $ 9,000               --      $35,000
      Officer and Chief            1997      $225,000    $100,000        $ 9,000        2,000,000           --
      Operating Officer            1996      $200,000          --        $ 8,280               --           --
Robert P. Wong (2)
      Vice Chairman and            1998      $127,000    $      0        $ 8,700               --      $80,000
      Chief Technology             1997      $127,000    $ 25,000        $ 6,000          750,000           --
      Officer                      1996      $102,000          --        $ 6,000               --           --
Norman Wright (3)
      Vice Chairman and
      Chief Executive              1998      $128,000    $      0        $ 5,600               --           --
      Officer of the               1997      $ 93,750    $ 25,000        $ 7,000          750,000           --
      HumanCAD division            1996            --          --             --               --           --
Kenneth C. Riscica (4)
      Vice President Finance       1998      $120,000    $      0        $ 2,200                0           --
      Chief Financial Officer      1997      $ 25,000    $      0        $14,375          200,000           --
      Treasurer and Secretary      1996      $      0    $      0        $     0               --           --

(1) Mr. Strauss became employed by the Company as its President and Chief Operating Officer on January 2, 1995 at an annual salary of $200,000 which was subsequently increased to $225,000, effective January 1, 1997 plus annual cost of living increases. He subsequently became Chairman and Chief Executive Officer on February 16, 1995. Effective November 1, 1998, Mr. Strauss entered into a new employment agreement with the Company calling for annual compensation of $100,000. At the time of the termination of his previous contract Mr. Strauss was owed approximately $35,000 of unused vacation pay under his contract. The Company has accrued (but not paid) such amount to the consolidated financial statements at December 31, 1998. Such amount is included in the above table as All Other Compensation.

(2) Mr. Wong was elected a Director in February, 1994. He became employed by the Company as its Chief Technology Officer, and was appointed Vice Chairman, on February 16, 1995 at an annual salary of $84,000, which was subsequently raised to $102,000 in 1996 and $127,000 effective January 1, 1997. From September, 1996 through October 15, 1997, he also served as Acting Chief Financial Officer, Acting Secretary and Acting Treasurer. On December 31, 1998, Mr. Wong's employment contract with the Company expired and the Company has accrued (but not paid) approximately $70,000 as the severance amount due Mr. Wong under his contract. Further, the Company paid Mr. Wong approximately $9,000 in unused vacation pursuant to his contract. Such amounts (severance and vacation) are included in All Other Compensation in the above table.

(3) Mr. Wright became Vice Chairman of the Board and President and Chief Executive Officer of HumanCAD Systems Division in April 1997. Pursuant to a consulting agreement effective April 7, 1997, and expiring April 7, 1999, unless renewed, Mr. Wright receives a basic consulting fee at a rate of $125,000 per annum and a performance bonus of at least $25,000 per year for the first two years. In September 1998, the Company entered into a severance agreement with Mr. Wright calling for payment of his previously existing contract through September 15, 1998 and then a final payment of $50,000 (which has been paid).

(4) Mr. Riscica joined the Company on October 16, 1997 as Vice President - Finance, Chief Financial Officer, Treasurer and Secretary. From approximately September 15, 1997 through approximately October 15, 1998, Riscica Associates, Inc. (a consulting company in which Mr. Riscica is the principal owner) provided consulting services to the Company. Fees paid for such consulting services are included above in Other Annual Compensation. Mr. Riscica does not have an employment agreement with the Company and has advised the Company of his intention to leave its full time employ after April 30, 1999.

Employment Agreements

Michael Strauss

      Mr. Michael Strauss became the President and Chief Operating Officer of the Company effective January 2, 1995 pursuant to an employment agreement dated October 13, 1994 and amended on February 16, 1995. On February 16, 1995 Mr. Strauss became the Chief Executive Officer and Chairman of the Board of Directors. Pursuant to a revised employment agreement effective January 1, 1997, and expiring December 31, 1999, unless renewed, Mr. Strauss receives a base salary at a rate of $225,000 per year. Mr. Strauss shall be entitled to receive a bonus, which amount for the period ending December 31, 1997 shall not exceed $100,000 nor be less than $25,000. The amount of the bonus for the years ending December 31, 1998 and December 31, 1999 shall be agreed to by Mr. Strauss and the Company by December 31, 1997, and be based upon mutually agreed to objectives for Mr. Strauss. For 1997 Mr. Strauss received a bonus of $100,000 and for 1998 no bonus was payable to Mr. Strauss. Mr. Strauss is also entitled to participate in any pension plans or bonus plans of the Company or of any subsidiary, which ever is more beneficial to him, to be included in the Company's health, disability, life insurance and other benefit plans, and to receive an allowance for the cost of an automobile.

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

      Effective November 1, 1999, the Company and Mr. Strauss entered into a new employment agreement calling for annual compensation of $100,000 (subject to periodic increases) and calling for Mr. Strauss to spend a defined amount of his time on the affairs of the Company.

Robert P. Wong

      Mr. Robert P. Wong became Vice Chairman of the Board and Chief Technology Officer of the Company effective February 16, 1995. Pursuant to an employment agreement effective January 1, 1997, and expiring December 31, 1998, unless renewed, Mr. Wong receives a base salary at a rate of $127,000 per annum. Mr. Wong has been entitled to receive a bonus, which amount for the period ending December 31, 1997 shall not exceed $70,000 nor be less than $25,000. The amount of the bonus for the year ending December 31, 1998 shall be agreed to by Mr. Wong and the Company by December 31, 1997, and be based upon mutually agreed to objectives for Mr. Wong. Mr. Wong received a bonus of $25,000 in 1997 and did not receive a bonus in 1998. Mr. Wong is also entitled to participate in any pension plans or bonus plans of the Company or of any subsidiary, which ever is more beneficial to him, to be included in the Company's health, disability, life insurance and other benefit plans, and to receive an allowance for the cost of an automobile.

      Mr. Wong received, in addition to his salary and any bonus, (i) options to purchase at the fair market value on July 21, 1994 an aggregate of 7,500 shares of common stock of the Company scheduled to vest and become exercisable on July 21, 1995; (ii) options to purchase at fair market value on February 16, 1995 an aggregate of 200,000 shares of common stock of the Company, scheduled to vest and become exercisable for 10,000 shares on August 16, 1995, for 51,250 shares on February 16, 1996, for 51,250 shares on February 16, 1997, for 43,750 shares on February 16, 1998, and for 43,750 shares on February 16, 1999; (iii) options to purchase at the fair market value on June 22, 1995 an aggregate of 25,000 shares of common stock of the Company, scheduled to vest and be exercisable for 10,000 shares on June 22, 1995, for 7,500 shares on June 22, 1996, and for 7,500 shares on June 22, 1997; (iv) options to purchase at the fair market value on July 3, 1995, an aggregate of 267,500 shares of common stock of the Company, scheduled to vest and be exercisable for 66,875 shares on each of the succeeding anniversaries of the grant, over four years; and (v) options to purchase at the fair market value on May 7, 1997, an aggregate of 500,000 shares of common stock of the Company, scheduled to vest and become exercisable 50% of such shares immediately and 50% of such shares on January 2, 1998. Subsequently, on September 17, 1997, he was granted on option to purchase 250,000 shares of common stock of the Company, scheduled to vest and become exercisable, in equal amounts on the anniversary of the grant, over three years. All options granted hereunder shall be incentive stock options to the extent they may qualify for such treatment.

      Mr. Wong's employment agreement was not renewed at its termination on December 31, 1998. Under the provisions of such agreement, Mr. Wong is entitled to severance pay equivalent to approximately $70,000.

Norman B. Wright

      Mr. Norman B. Wright became Vice Chairman of the Board and President and Chief Executive Officer of the HumanCAD Systems division in April 1997. Pursuant to a consulting agreement effective April 7, 1997, and expiring April 7, 1999, unless renewed, Mr. Wright receives a basic consulting fee at a rate of $125,000 per annum. Mr. Wright is entitled to receive a performance bonus on an annual basis within 30 days of the end of the Company's fiscal year. The amount of such bonus shall be fixed by the board of directors of the Company acting upon recommendations from Management and its Compensation Committee, provided that the minimum amount of incentive bonus payable to Mr. Wright in respect of each of the first two years of the engagement will be not less than $25,000.00. Mr. Wright received a bonus for $25,000 under the contract for 1997 and none for 1998. Mr. Wright is also entitled to receive an allowance for the cost of an automobile, and will be reimbursed for the costs of maintaining a health plan, including a term life insurance policy.

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

      Notwithstanding the fixed term of the engagement, the Company may terminate the engagement of Mr. Wright at any time for cause including but not limited to any material breach of the provisions of the agreement by Mr. Wright. In September 1998, the Company and Mr. Wright entered into a severance agreement under which Mr. Wright was paid his contractual fee through September 15, 1998 and the a lump sum of $50,000 for the remainder of the term.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of January 27, 1999 based on information obtained from the records of the Company with respect to the beneficial ownership of shares of Common Stock of the Company by (i) each person known by the Company to be owners of more than five (5%) percent of the outstanding shares of Common Stock, (ii) each director and nominee and certain executive officers, and (iii) all officers and directors as a group.

                                  Common Stock

                                                          Amount and Nature       Percentage of Common
        Name and Address of Beneficial Owner         of Beneficial Ownership(1)       Stock Owned
        ------------------------------------         --------------------------       -----------
Michael Strauss (2)                                         2,208,333 (6)                  8.7%
Robert P. Wong (2)                                          1,016,458 (7)                  4.2%
Joel L. Gold (2)                                              107,500 (8)                   *
Glenn F. Santmire (2)                                          25,000 (9)                   *
Mark Plaumann (2)                                                 -0-                       *
Balmour Funds, S.A. (3)                                     2,726,292 (10)                11.5%
Austost Anstalt Schaan (4)                                  2,450,795 (10)                10.4%
Kirr Marbach & Co., LLC (5)                                 1,488,500 (11)                 6.2%
Impleo, LLC(12)                                             4,932,308 (12)                17.5%
Wexford Management, LLC(12)                                 4,932,308 (12)                17.5%
All officers and directors as a group (9 persons)           3,507,291                     14.0%

1) The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
2) Address is c/o BCAM International, Inc., 1800 Walt Whitman Road, Melville, New York 11747.
3) Address is Trident Chambers, P.O. Box 146, Road Town, Tortola, British Virgin Islands.
4)    Address is 7440 Fuerstentum, Landstrasse 163 Lichtenstein.
5)    Address is 621 Washington Street, Columbus, IN 47201.
6) Includes options to purchase 2,208,333 shares of Common Stock currently exercisable or exercisable within 60 days of the date hereof.
7) Includes options to purchase 1,016,458 shares of Common Stock currently exercisable or which will be exercisable within 60 days of the date hereof.
8) Includes options to purchase 107,500 shares of Common Stock currently exercisable or exercisable within 60 days of the date hereof.
9) Includes options to purchase 25,000 shares of Common Stock exercisable within 60 days of the date hereof. Does not include options to purchase 50,000 shares of Common Stock not exercisable within 60 days of the date hereof.
10) These investors represent aggregate proceeds of $1,600,000 of a total $2,000,000 private placement of Common Stock in April 1998 (the "April 1998 private placement"). The agreement with the investors in the April 1998 private placement is that shares issuable under the private placement will be periodically "repriced". Such "repricings" can result in the issuance of very significant additional shares of Common Stock without further consideration. See Note 7 to the December 31, 1997 Consolidated Financial Statements and Form 8-K dated May 6, 1998 for further description of the original "repricing" provisions.

      On December 24, 1998, the Company and the investors in the April 1998 private placement agreed to amend the subscription agreement with respect to the operation of the "repricing" provisions. The December 24, 1998 amendment to the subscription agreement with these investors has four (4) principal effects (i) the original August, October, November and December 1998 "repricings" are eliminated in favor of new "repricings" which began on January 1, 1999; (ii) the discount from market used to measure the "repricings" is increased from twenty-three (23%) percent to twenty-seven (27%) percent; (iii) a ceiling price was established of seventy-five ($0.75) cents; and (iv) certain penalties under the agreement are waived. Under the amended agreement, the investors, at their option, may "reprice" up to twelve and one-half (12 1/2%) percent of the amount invested (an aggregate of $250,000 based upon the original $2,000,000 invested in April
      1998) on the first of each month beginning with January 1,

      1999. Any amounts not "repriced" in any month may be carried over to any future month without limitation. See Form 8-K filed on January 11, 1999 for further information.

      On January 27, 1999, the Company issued an aggregate 2,259,827 shares of Common Stock of the Company to the investors in the April 1998 private placement pursuant to the December 31, 1998 amendment and the January 1999 increment of "repricing" elected by the investors. In January 1999, the April 1998 private placement investors elected to "reprice" an aggregate $190,000 of the first $250,000 "repricing" increment, leaving an aggregate $1,810,000 still to be "repriced". At recently experienced market prices for the Company's Common Stock, the remaining amount subject to "repricing" ($1,810,000) could result in very significant additional shares being issued to the April 1998 private placement investors.
11) Included 700,000 shares that may be acquired upon the exercise of warrants.
12) Address is 411 West Putnam Avenue, Greenwich, CT 06830. Impleo, LLC was organized for the purpose of investing in the Registrant. The members of Impleo, LLC are Wexford Spectrum Investors, LLC, Wexford Special Situations 1997, LP and Wexford Special Situations 1997 Institutional, LP. Impleo, LLC has sole voting and despositive discretion with respect to securities held by these entities, which include, in the aggregate approximately 760,000 shares of Common Stock issuable upon presently exercisable Non-Redeemable Class DD Warants and approximately 4,192,308 shares issuable pursuant to the conversion feature of the remaining $2,220,000 10%/13% Convertible Notes together with approximately $1,050,000 (at December 31, 1998) of accrued interest which is payable in 10%/13% Convertible Notes. Such share amounts are subject to adjustment pursuant to the anti-dilution provisions of such securities, including potential antidilution which may result from the "repricing" provisions of the April 1998 private placement discussed in Note 11 and elsewhere.

*     Less than 1.0%.

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

      10.19 Employment Agreement with Kenneth Goodman(4)
      10.20 Form of Employment Agreement with Ava Stern(4)
      10.21 Form of Employment Agreement with William G. Sirois(4)
      10.22 Lease of Premises at 1800 Walt Whitman Road, Melville, New York(4)
      10.23 Consulting Agreement dated as of February 1, 1990, with NRC Resources Group, Inc.(4)
      10.24 Underwriting Agreement (for IPO) with D.H. Blair & Co., Inc.(4)
      10.25 Securities Purchase Agreement dated June 25, 1991, among the Company, the Purchasers and D.H. Blair & Co., Inc.(5)
      10.26 Security Agreement dated as of June 25, 1991 between the Company and D.H. Blair & Co., Inc., as Purchasers' Representative(5)
      10.29 Employment Agreement dated as of June 20, 1991 between David A. Deutsch and the Company(5)
      10.30 Letter of Understanding between Kenneth A. Goodman and the
            Company(5)
      10.31 Employment Agreement dated as of August 1, 1991 between Joel Sher and the Company(5)
      10.32 Amendment to 1989 Stock Option Plan(5)
      10.33 Distributor Agreement with Techexport, Inc.(3)
      10.34 Partnership Agreement dated December 28, 1992, for Ergonomic Solutions Group (ESG)(8)
      10.35 License Agreement dated December 28, 1992, between the Company and ESG(8)
      10.36 Development and Licensing Agreement dated March 5, 1993, between the Company and McCord Winn Textron, Inc.(8)
      10.37 Agreement dated August 22, 1992, between the Company and PT Industry Pesawat Terbang Nusantara (IPTN)(8)
      10.38 Further Amendments to 1989 Stock Option Plan(8)
      10.39 Amendment to Development and Licensing Agreement dated October 27, 1993, between the Company and McCord Winn Textron.(10)
      10.40 Investors Consulting Agreement with Strategic Growth International Inc.(9)
      10.41 Agreement dated December 22, 1993 between the Company and PT Industri Pesawat Terbank Nusantara (IPTN)(9)
      10.42 Agreement dated September 29, 1993, between the Company, McCord Winn Textron, Inc. and Lear Seating Company.(9)
      10.43 Development and Licensing Agreement dated January 4, 1994, between the Company and Reebok International Ltd.(9)
      10.44 Development and License Agreement dated September 28, 1994, between the Company and Lumex, Inc.(11)
      10.45 Employment Agreement dated October 13, 1994, between Michael Strauss and the Company (10)
      10.46 Letter Agreement dated February 15, 1996, between the Company and McCord Winn Textron, Inc. to extend the Development and License Agreement dated March 5, 1993 (14)
      10.47 Amendment to Employment Agreement between Michael Strauss and the Company(13)
      10.48 1995 Stock Option Plan(13)
      10.49 Amendment letter of agreement dated August 15, 1996 between the Company and McCord Winn Textron, Inc.(15)
      10.50 Letter of agreement terminating the September 28, 1994, Development and License Agreement between the Company and Lumex, Inc.(15)
      10.51 Letter of Agreement with Josephberg & Grosz to provide the Company investment banking services(15)
      10.52 Stock Purchase Agreement between the Company and the owners of Drew Shoe Corporation(15)
      10.53 - 10.69 Not used
      10.70 Form of Subscription Agreement between the Company and the investors in the April 1998 private placement of common stock and warrants(16)
      10.71 Form of Common Stock Purchase Warrant between the Company and the investors in the April 1998 private placement of common stock and warrants. (16)
      10.72 Escrow Agreement between the Company, the several investors and Grushko and Mittman (as escrow agent) in connection with the April 1998 private placement of common stock and warrants. (16)
      10.73 First Amendment, dated as of April 14, 1998, to Note Purchase Agreement dated September 19, 1997 between the Company and Impleo, LLC. (16)
      10.74 First Amendment, dated as of April 14, 1998, to Note Purchase Agreement dated September 19, 1997 between the Company and the members of the Kirr Marbach group. (16)
      10.75 Security Agreement dated as of April 14, 1998 between Wexford Management, LLC, as agent for the noteholders, and the Company. (16)

      10.76 Stock Pledge Agreement dated as of April 14, 1998 between Wexford
            Management, LLC, as agent for the noteholders, and the Company. (16)
      10.77 Stock Purchase and Restructuring Agreement between the Company and
            Impleo, LLC.(17)
      10.78 Second Amendment to Note Purchase Agreement between BCAM
            International and Impleo, LLC. (17)
      10.79 Shareholders agreement between the Company, Drew Shoe Corporation and Impleo, LLC. (17)
      10.80 Purchase and sale agreement between the Company and Impleo, LLC(17)
      10.81 Letter of agreement between the Company and Charles G. Schuyler and
            Frank Shyjka. (17)
      10.82 Release, Cancellation and Discharge of Guarantee Agreement of BCAM
            International, Inc. by BankOne, National Association. (17)
      21.00 Subsidiaries of the Company (12)
      27    Financial Data Schedule

(1) Filed as an Exhibit to Registrant's Registration Statement on Form S-18 (file no. 33-31282) and incorporated herein by reference thereto.
(2) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (file no. 0-18109) and incorporated herein by reference thereto.
(3) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (file no. 0-18109) and incorporated herein by reference thereto.
(4) Filed as an Exhibit to Registrant's Registration Statement on Form S-1(file no. 33-38204) and incorporated herein by reference thereto.
(5) Filed as an Exhibit to Post Effective Amendment No. 1 to Registrant's Registration Statement on Form S-1 (file no. 33-38204) and incorporated herein by reference thereto.
(6) Filed as an Exhibit to Post Effective Amendment No. 2 to Registrant's Registration Statement on Form S-1 (file no. 33-38204) and incorporated herein by reference thereto.
(7) Filed as an Exhibit to Post-Effective Amendment No. 3 to Registrant's Registration Statement on Form S-1 (file no. 33-38204) and incorporated herein by reference thereto.
(8) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992 (file no. 0-18109) and incorporated herein by reference thereto.
(9) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 (file no. 0-18109) and incorporated by reference thereto.
(10) Filed as an Exhibit to Registrant's Form 10-QSB/A filed December 5, 1994 amending the Form 10-QSB for quarterly period ended September 30, 1994 (file no. 0-18109) and incorporated by reference thereto.
(11) Filed as an Exhibit to Registrant's Form 10-QSB/A for the fiscal year ended December 31, 1993 (file no. 0-18109) and incorporated by reference thereto.
(12) Filed as an Exhibit to Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 (file no. 0-18109) and incorporated by reference thereto.
(13) Filed as an Exhibit to Registrant's Form 10-QSB for the quarter ended June 30, 1995 (file no. 0-18109) and incorporated by reference thereto.
(14) Filed as an Exhibit to Registrant's Form 10-KSB for the fiscal year ended December 31, 1995 (file no. 0-18109) and incorporated by reference thereto.
(15) Filed as an Exhibit to Registrant's Form 10-KSB for the fiscal year ended December 31, 1996 (file no. 0-18109) and incorporated by reference thereto.
(16) Filed as an Exhibit to the Registrant's Form 8-K filed on May 6, 1998 and incorporated herein by reference thereto.
(17) Filed as an Exhibit to the Registrant's Form 8-K filed on November 6, 1998 and incorporated herein by reference thereto.

      (b) Reports on Form 8-K

      During the fourth quarter of the period covered by this Report, and through the date of this report, the Company filed a report on Form 8-K/A to report the following events:

      1 A report on November 6, 1998 reporting the sale of 56.7% of the Company's interest in Drew Shoe Corporation to the holders of the Company's 10%/13% Convertible Notes in exchange for redemption of $3,780,000 and related matters.

      2 A report on December 22, 1998, as amended on January 7, 1999, reporting that the Company had replaced its auditors, Ernst & Young LLP with J.H. Cohn LLP and that Drew Shoe Corporation had replaced Ernst & Young LLP with Hays & Company LLP.

      3 A report on January 11, 1999 reporting the restructuring of the subscription agreement with the investors in the April 1998 private placement of common stock and warrants with respect to the "repricing" provisions.

      4 A report on February 26, 1999 reporting that a shareholder had filed a derivative action lawsuit against the Company and its current and certain former directors as well as others.

      5 A report on March 4, 1999 reporting the vote of over 67.7% of the shareholders on a proposal to sell the Company's remaining 33.3% interest in Drew Shoe Corporation.

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

                           BCAM International, Inc.


                           By: /s/ Michael Strauss
                               --------------------------------
                               Michael Strauss
                               Chairman of the Board of Directors
                               Chief Executive Officer
                               (Principal Executive Officer)
                               Date: April 15, 1999


                           By: /s/ Kenneth C. Riscica
                               --------------------------------
                               Kenneth C. Riscica
                               Vice President - Finance,
                               Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
                               Date: April 15, 1999

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Michael Strauss
----------------------         Chairman of the Board             April 15, 1999
Michael Strauss                of Directors and
                               Chief Executive Officer
                               (Principal Executive Officer)


/s/ Robert P. Wong
----------------------         Director                          April 15, 1999
Robert P. Wong


/s/ Joel L. Gold
----------------------         Director                          April 15, 1999
Joel L. Gold


/s/ Glenn F. Santmire
----------------------         Director                          April 15, 1999
Glenn F. Santmire


/s/ Mark L Plaumann
----------------------         Director                          April 15, 1999
Mark L Plaumann