Form 10QSB
period 1999-03-31
BCAM INTERNATIONAL INC
filed 1999-05-17
CIK 856143

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended   March 31, 1999

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

               For the transition period from _______ to ________

                         Commission file number 0-18109

                            BCAM INTERNATIONAL, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

           New York                                     13-3228375
-----------------------------------      ---------------------------------------
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

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 30, 1999: 23,251,116

      Transitional Small Business Disclosure Format (check one): Yes |X| No |_|

                            BCAM INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

  Condensed Consolidated Balance Sheet--March 31, 1999 (Unaudited) ........    3

  Condensed Consolidated Statements of Operations - Three Months
       ended March 31, 1999 and 1998 (Unaudited) ..........................    4

  Condensed Consolidated Statements of Cash Flows - Three months ended
      March 31, 1999 and 1998 (Unaudited) .................................    5

   Condensed Consolidated Statement of Shareholders' Equity -
       Three months Ended March 31, 1999 (Unaudited) ......................    6

  Notes to Condensed Consolidated Financial Statements - March 31, 1999
      (Unaudited) .........................................................    7

Item 2.  Management's Discussion and Analysis or Plan of Operation ........   16

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings ................................................   18

Item 2.  Changes in Securities and Use of Proceeds ........................   18

Item 4.  Submission of matters to a vote of security holders ..............   20

Item 6.  Exhibits and Reports on Form 8-K .................................   20

SIGNATURES ................................................................   21

INDEX OF EXHIBITS .........................................................   22

                    BCAM International, Inc. and subsidiaries
                Condensed Consolidated Balance Sheet (Unaudited)
                                 March 31, 1999

Assets
Current assets:
    Cash and cash equivalents                                       $    205,000
    Prepaid expenses and other current assets                             41,000
    Assets of discontinued operations                                          0
                                                                    ------------
Total current assets                                                     246,000

Patent costs and other assets                                            179,000
                                                                    ------------
Total assets                                                        $    425,000
                                                                    ============

Liabilities and shareholders' equity
Current liabilities:
    Current portion of long term debt                               $     75,000
    Accounts payable                                                     271,000
    Accrued expenses and other current liabilities                       368,000
    Liabilities of discontinued operations                               125,000
                                                                    ------------
Total current liabilities                                                839,000
                                                                    ------------

Commitments and contingencies (Note 7)
Shareholders' equity
    Acquisition preferred stock, par value $.01 per share:
       750,000 shares authorized, none issued                                 --
    Preferred stock, 2,000,000 shares authorized, none issued                 --
    Common stock, par value $.01 per share; authorized 65,000,000
       Shares, 24,014,298 shares issued and 23,251,116 shares
       Outstanding, see Note 5                                           241,000
    Additional paid-in capital                                        30,103,000
    Deficit                                                          (29,859,000)
                                                                    ------------
                                                                         485,000
    Less:  763,182 treasury shares                                      (899,000)
                                                                    ------------
                                                                        (414,000)
                                                                    ------------
Total liabilities and shareholders' equity                          $    425,000
                                                                    ============

See accompanying notes

                    BCAM International, Inc. and subsidiaries
                 Condensed Consolidated Statements of Operations
               For the three months ended March 31, 1999 and 1998

                                                       1999             1998
                                                  ------------     ------------
License revenue                                   $          0     $      2,000
                                                  ------------     ------------

Costs and expenses:
  Selling, general and administrative                  228,000          568,000
  Charge for compensatory element of
      1997 options approved in 1998                          0          858,000
  Research & development                                45,000          124,000
                                                  ------------     ------------
                                                       273,000        1,550,000
                                                  ------------     ------------
     Loss from operations                             (273,000)      (1,548,000)

Interest and other income (expense)                     (2,000)          12,000
                                                  ------------     ------------
Loss from continuing operations                       (275,000)      (1,536,000)
                                                  ------------     ------------

Discontinued operations - Drew, operations
   through September 1998                                    0       (1,844,000)
Discontinued operations - Drew, gain on
   sale of 33.3% interest, net of 33.3%
   of Drew's losses                                    997,000                0
                                                  ------------     ------------
     Subtotal - Drew                                   997,000       (1,844,000)
Discontinued operations - HCAD and ECSD,
   Including estimated loss on disposal of
   HCAD of approximately $250,000 in 1998                    0         (803,000)
                                                  ------------     ------------
Income (loss) from discontinued operations             997,000       (2,647,000)

                                                  ------------     ------------
Net income (loss)                                 $    722,000     $ (4,183,000)
                                                  ============     ============

Basic net loss per share:
   Continuing operations                          $      (0.01)    $      (0.09)
   Discontinued operations                        $       0.04     $      (0.15)
                                                  ------------     ------------
      Net loss                                    $       0.03     $      (0.24)
                                                  ============     ============

Weighted average number of common
   Shares outstanding (see Note 6)                  22,573,000       17,720,000
                                                  ============     ============

See accompanying notes

                    BCAM International, Inc. and subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                             Three months ended March 30
                                                                             --------------------------
                                                                                 1999           1998
                                                                             -----------    -----------
Operating activities
Net income (loss)                                                            $   722,000    $(4,183,000)
Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                               10,000         90,000
      Amortization of unamortized charge for beneficial debt conversion                0      1,493,000
      Amortization of deferred finance cost and debt discount                     28,000        135,000
      Compensation charge for stock options including $286,000
         related to discontinued operations                                            0      1,144,000
      Interest paid in kind                                                            0        390,000
      Non-cash gain on sale of Drew                                             (997,000)
      Changes in operating assets and liabilities:
         Accounts receivable                                                           0       (238,000)
         Inventory                                                                     0       (592,000)
         All other current assets                                                  6,000        (91,000)
         Accounts payable, accrued expenses, current liabilities, other           37,000        894,000
         All other, net                                                                0         51,000
                                                                             -----------    -----------
Net cash (used in) operating activities                                         (194,000)      (907,000)
                                                                             -----------    -----------

Investing activities
Purchase of equipment and software technology                                          0       (130,000)
                                                                             -----------    -----------
Net cash (used in) provided by investing activities                                    0       (130,000)
                                                                             -----------    -----------

Financing activities
Payment of notes payable and long term debt                                            0        (72,000)
Drawdown (payment) of revolving credit agreement                                       0        171,000
Payment of stock registration and issuance, proxy and Drew sale costs           (139,000)             0
                                                                             -----------    -----------
Net cash provided (used) by financing activities                                (139,000)        99,000
                                                                             -----------    -----------

(Decrease) increase in cash and cash equivalents                                (333,000)       938,000
Cash and cash equivalents at beginning of period                                 538,000      1,594,000
                                                                             -----------    -----------
Cash and cash equivalents at end of period                                   $   205,000    $   656,000
                                                                             ===========    ===========

See accompanying notes

                    BCAM International Inc. and subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity

                                                   Common Stock $.01 par
                                                           value
                                                                                Paid-in
                                                     Shares        Amount       Surplus          Deficit         Subtotal
                                              -------------------------------------------------------------------------------
Balance at January 1, 1998                    21,754,471      $    218,000   $ 30,126,000    $(30,581,000)   $   (237,000)

Shares issued in "repricing" increment of
   April 1998 offering                         2,259,827            23,000        (23,000)             --              --
Net income                                            --                --             --         722,000         722,000
                                              -------------------------------------------------------------------------------
Balance at March 31, 1999                     24,019,298(a)   $    241,000   $ 30,103,000     (29,859,000)        485,000
                                              ===============================================================================

                                                 Treasury
                                                   Stock         Total
                                             -----------------------------
Balance at January 1, 1998                    $   (899,000)   $ (1,136,000)

Shares issued in "repricing" increment of
   April 1998 offering                                  --              --
Net income                                              --         722,000
                                             -----------------------------
Balance at March 31, 1999                     $   (899,000)       (414,000)
                                             =============================

(a) Excludes additional shares issuable, without additional consideration, pursuant to "repricing" provisions of the April 1998 offering of common stock and warrants. See Note 5.

                    BCAM International, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 1999

1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included. See Form 10-KSB for the year ended December 31, 1998 for more information.

2. Description of Business, Principles of Consolidation, Going Concern Consideration

      BCAM International, Inc. and subsidiaries (the "Company") has been primarily a software, technology and consulting company, specializing in providing ergonomic solutions (human factors engineering) to individuals, corporations and government. The Company's revenues had historically been derived primarily from ergonomic consulting services. Through a series of actions since approximately September 1997 including the acquisition of 100% of Drew Shoe Corporation ("Drew"), subsequent disposition of 100% of Drew and certain other restructuring activities (which are summarized in the following paragraph and described in more detail in Notes 3 and 5 to the Company's annual Consolidated Financial Statements included with Form 10-KSB for the year ended December 31, 1998), the Company is now a technology pioneer in the field of Intelligent Surface Technology ("IST") blending biomechanics and ergonomics with innovative electronic systems and software.

      The acquisition and restructuring activity since approximately September 1997 has included the following. On September 22, 1997, the Company acquired Drew as described in Note 4 to the Consolidated Financial Statements contained in Form 10-KSB for the year ended December 31, 1998. Drew is a manufacturer, marketer and distributor of medical footwear. The purchase of Drew was financed principally by the issuance of 10%/13% Convertible Notes and Warrants. In December 1997 the Board of Directors of the Company decided to sell the operations of the Ergonomic Consulting Services Division ("ECSD") due to the inability of that business to generate operating profits for the Company as discussed further in Note 6. In February 1998, the Board of Directors of the Company decided to discontinue the HumanCAD Systems Operations ("HCAD") as a result of the lack of available financing, on acceptable terms to the Company, to further the necessary business development activities of that operation as discussed further in Note 6. In April 1998 the Company restructured the 10%/13% Convertible Notes which included granting a 10% interest in the common stock of Drew (and also 10% of the common stock of another subsidiary, BCAM Technologies, Inc.) to the noteholders as further discussed in Note 5. In October 1998, the Company sold 56.7% of Drew to the holder of the 10%/13% Convertible Notes and on March 4, 1999 it sold its remaining 33.3% interest in the common stock of Drew, after receipt of approval of the shareholders of the Company as discussed further in Note 3.

      The results of operations for the three month periods ended March 31, 1999 and 1998 reflect the results of operations of Drew as a discontinued operation with a measurement date of October 2, 1998.

      The consolidated financial statements include the accounts of BCAM International, Inc. and its subsidiaries, principally BCAM Technologies, Inc. (principally IST and related technologies).

      Results of operations for the three month period ended March 31, 1999 are not necessarily indicative of results of operations to be expected for the year ending December 31, 1999. Further, the three months ended March 31, 1999 include a one-time, non-cash gain on the sale of Drew.

      Going Concern Consideration - As indicated in the accompanying consolidated financial statements, as of March 31, 1999, the Company had negative working capital of approximately ($595,000) and negative net worth of approximately ($414,000), and for the three months then ended had losses from continuing operations of approximately ($275,000) with no revenues. The Company has a development agenda which requires additional financing. Losses from continuing operations have continued since March 31, 1999. These factors, among others, indicate that the Company is in need of significant additional financing and/or a strategic business arrangement in order to continue its operations through the 1999 fiscal year. The Company believes that its cash resources at March 31, 1999 are insufficient to fund its operations through the second quarter of 1999, assuming it receives the cooperation of its creditors, and it will be required to raise additional capital or enter into a strategic business arrangement in order to continue its planned operations.

      The Company's plans include undertaking a development program to miniaturize and lower the cost of IST applications in the belief that the result will be a more marketable product than the current IST application. The development and subsequent marketing is a multi-year project. In order to miniaturize and lower the cost of IST applications, the Company and MCNC (founded in 1980 as the Microelectronics Center of North Carolina and now known simply as MCNC) have completed an alpha prototype of a microvalve component to control air flow in the IST system. A beta (production ready) version of the MCNC microvalve would be the subject of further development about which the Company and MCNC have entered into a non-binding letter of intent. The Company's ability to perform such further development will be dependent upon its ability to obtain sufficient financial resources or its ability to enter into a strategic transaction which would provide the Company the resources to perform such development. Such further development would involve costs incurred under arrangements with MCNC as well as costs incurred by the Company. Beyond development, the Company would require capital to commercialize, market and sell. The Company's plans are to raise additional financing or enter into a strategic transaction in order to proceed with the development program. At the present time, the Company is in discussion with potential sources of additional financing and with potential candidates for a strategic transaction. No assurance can be made that such discussions would result in definitive arrangements. These factors, among others, indicate that in the absence of additional financing or a strategic business arrangement, the Company does not have the financial resources to go forward with such further development and to continue as a going concern.

      There can be no assurances that management's plans described in the preceding paragraph will be realized. The accompanying Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue operations as a going concern.

      For further information, refer to the audited consolidated financial statements and related notes thereto of the Company (at December 31, 1998 and for the two year periods then ended) included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998 and the Form 8-K filed by the Company on November 6, 1998.

3. Sale of Drew -

      During the quarter ended March 31, 1999, the Company completed the sale of Drew.

      On October 2, 1998, the Board of Directors of the Company approved a plan to dispose of the Company's interest in Drew (the "Plan"). Pursuant to the Plan, on October 23, 1998, the Company entered into a Stock Purchase and Restructure Agreement with Impleo, LLC. ("Impleo") and sold 56.7% of the outstanding shares of its Drew subsidiary to Impleo in exchange for approximately $3,780,000 principal amount of the Company's 10%/13% Secured Convertible Notes ("Notes"). Impleo, which initially owned $5,000,000 principal amount of Notes, purchased the remaining $1,000,000 principal amount (plus accrued interest) of Notes on October 23, 1998, thereby making it the sole holder of the

Notes. After this transaction, the remaining principal balance on the Convertible Notes was $2,220,000 plus accrued interest which aggregated approximately $1,025,000 (including approximately $805,000 paid-in-kind and approximately $220,000 accrued) as of March 4, 1999 when the remaining 33.3% was sold. The Notes were secured by all of the assets of the Company and were due in April 1999. In April 1998, the Company had granted Impleo and the other holders of the 10%/13% convertible notes an aggregate 10% ownership interest in Drew. The Company entered into a separate Purchase and Sale Agreement on October 23, 1998 with Impleo in which it agreed to promptly submit to its shareholders a proposal to sell the remaining 33.3% of Drew to Impleo in exchange for the cancellation of the then remaining principal amount of Notes together with accrued interest thereon (the "Second Sale"). On March 4, 1999, at a Special Meeting of Shareholders, the sale of the remaining 33.3% of Drew was approved by the shareholders and such remaining interest was sold.

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

      Because the Company's intention was to divest itself of its entire interest in Drew pursuant to the Plan, the Company has accounted for Drew as a discontinued operation with a measurement date of October 2, 1998. Accordingly, the Company reflected Drew's operations (which had been consolidated prior to that date) and the gain from the sale of the 33.3% as separate components of discontinued operations in the accompanying Condensed Consolidated Statements of Operations. The Company has been informed by Drew that Drew's operations for the remainder of 1998 (October through December) and for the period until its ultimate sale on March 4, 1999, were expected to generate material losses. The Company's proportionate share of such losses would likely be material. Generally accepted accounting principles, as reflected in Emerging Issues Task Force Issue 85-36, indicate that such operating losses should not be recorded when the sale transaction will generate a gain, after considering such losses, since the recognition of losses in one period will generate a gain in the next. The Company did report a non-cash gain of approximately $997,000 on the March 4, 1999 sale of the 33.3% interest in Drew after reflecting 33.3% share of Drew's losses from operations from October 1998 through March 4, 1999 (which the Company believes, based on information provided by Drew, to be in excess of approximately $400,000) and costs of disposal.

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

      For selected balance sheet information at September 30, 1998 (unaudited) and the results of operations for the nine months ended September 30, 1998 (unaudited) and for the period from September 23, 1997 (date of acquisition) to December 31, 1997 for Drew, the reader is referred to the Form 10-KSB for the year ended December 31, 1998. For information regarding the purchase of Drew, the reader is referred to Note 4 to Consolidated Financial Statements as of and for the year ended December 31, 1998 included in Form 10-KSB for the year ended December 31, 1998.

4. Long Term Debt and Convertible Notes

            Secured 10%/13% Convertible Notes and Warrants - In order to fund the acquisition of Drew and provide working capital to the Company, on September 19, 1997, the Company issued convertible notes (the "Convertible Notes"), and Non-Redeemable Class DD Warrants to purchase 2,400,000 shares of common stock of the Company at $1.75 (subject to the operation of certain antidilution provisions) prior to September 19, 2002, in the aggregate amount of $6,000,000. The Convertible Notes bore an interest rate of 10%, payable semi-annually, but the Company, at its discretion, could pay interest in the form of additional Convertible Notes ("payment-in-kind") in which case the annual interest rate became 13% with semi-annual compounding. The Convertible Notes required the Company to maintain compliance with certain financial covenants including maintenance of minimum levels of interest coverage and net worth (as defined). At December 31, 1997, the Company was in violation of such covenants and the Convertible Notes were subsequently restructured as described in the second succeeding paragraph. On March 19, 1998 and on September 19, 1998, the Company elected to make the semiannual interest payment in kind. As such, the Company increased the related obligation under the Convertible Notes to $6,805,350.

            The Convertible Notes were due, as amended (see below), on April 16, 1999, unless at any time after September 19, 1998 they were converted, as amended, at $.80 per share, into 7,500,000 shares of Common Stock of the Company (subject to the operation of antidilution provisions to certain transactions including the April 1998 financing described in Note 6 and related "repricings" and other potential financings).

            On April 14, 1998, the noteholders and the Company entered into the First Amendment of the Note Purchase Agreement (together with a Stock Pledge Agreement and Security Agreement) in order to restructure the obligation. The key elements of the restructuring were as follows: (1) waiving of the Company's violations of the financial covenants at December 31, 1997 (as well as certain other breaches of the agreement), (2) eliminating the financial covenants through April 16, 1999, (3) securing the obligation with a pledge of all of the assets of the Company (excluding the assets of Drew which are already pledged to a bank), including the stock of the Company's subsidiaries, (4) accelerating the maturity date for the obligation from September 19, 2002 to April 16, 1999, (5) cancellation of Class DD warrants to purchase 400,000 shares of common stock of the Company, (6) issuance to the holders of a total of 10% of the common shares of the Company's subsidiaries, Drew Shoe Corporation and BCAM Technologies, Inc. As a result of the restructuring, the Company had a significant capital requirement to repay this obligation ($6,805,350 including interest "paid in kind" on March 19, 1998 and September 19, 1998, respectively, and before additional interest payments in cash or in kind subsequent to that date) by April 19, 1999 or face default and foreclosure on the security. The Company's intention was to refinance or otherwise restructure this obligation prior to its maturity.

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

            As discussed in Note 3, on October 23, 1998, the Company agreed with the holders of the Convertible Notes to redeem $3,780,000 principal amount of Convertible Notes in exchange for 56.7% of the common stock of Drew. Further, the parties agreed that the Company would request shareholder approval to redeem the remaining approximately $2,220,000 principal amount of Convertible Notes together with paid-in-kind and accrued interest in exchange for the remaining 33.3% of the common stock of Drew owned by the Company. On March 4, 1999, at a Special Meeting of Shareholders, the proposal to sell the remaining 33.3% interest in Drew was approved by the shareholders and this remaining 33.3% interest in Drew was sold.

      The Company originally recorded approximately $1,872,000 of the $6,000,000 received from the sale of the Convertible Notes and Warrants as the estimated value (based upon a "Black Scholes" calculation) of the detachable warrants issued in connection with the Convertible Notes resulting in a discount to the value assigned to the Convertible Notes. Additionally, the Company originally recorded approximately $825,000 in deferred financing costs in connection with the issuance of the Convertible Notes. The approximately $1,872,000 in debt discount and $825,000 of deferred finance costs were being charged to interest and financing costs over the original 60 month term of the Convertible Notes. As discussed above, in April 1998, the Company and the holders of the Convertible Notes agreed to shorten the maturity of the Convertible Notes from September 2002 to April 1999. Under generally accepted accounting principles the Company recorded a charge to interest and financing costs during 1998 for the amortization of this discount and these costs that would have occurred during the 41 months that have been shortened from the original maturity ($1,651,000).

      The private placement of convertible notes and warrants to one investor group (aggregating $5,000,000 of the total $6,000,000) was made with the assistance of an investment banker who charged a cash fee of 6% ($300,000) plus 187,500 unregistered shares of common stock (valued at $1.20 per share to reflect a discount for lack of registration), and Class EE warrants to purchase 500,000 shares of common stock at an exercise price of $0.80 per share, of the Company. The cash fee, shares of stock and the estimated fair value of the warrants aggregate approximately $1,025,000. This amount has been apportioned between deferred financing costs (discussed in the preceding paragraph), and acquisition costs of Drew. The portion allocated to deferred financing costs (approximately $775,000), together with legal and other costs of the transaction were being amortized over the term of the Convertible Notes. There were no investment banking fees associated with the remaining $1,000,000 of proceeds.

      Remaining debt discount and deferred financing costs in connection with the transaction were amortized over the remaining term of the Convertible Notes.

      The market value of the Company's common stock on The Nasdaq SmallCap Market on September 19, 1997 was approximately $1.50 at the inception of the Notes and approximately $1.25 and $0.25 at March 19, 1998 and September 19, 1998, respectively, (when additional Convertible Notes were issued as payment-in-kind for interest).

      In response to positions taken by the Securities and Exchange Commission, Emerging Issues Task Force Statement D-60 has been issued. Statement D-60 requires certain accounting for securities issued which are convertible into common stock at a value which is "beneficial" at the date of issuance (such as the Convertible Notes). This accounting required that the beneficial value be charged to operations (based upon the traded market price, without discount, compared to the conversion price) in the case of a convertible note, over a period reflecting the shortest period in which the investor had to exercise and under the most favorable terms to the investor. As such, the Company has charged approximately $5,925,000 at September 19, 1997, an additional $219,000 at March 19, 1998 and no additional amount at September 19, 1998, to Unamortized Charge for Beneficial Debt Conversion in the shareholders' equity section of its Consolidated Balance Sheet. Such amounts represent the value of the beneficial debt conversion feature of the Convertible Notes measured at the date of issuance in September 1997 and for the payment-in-kind in March 1998. These amounts were charged to Interest and financing costs of discontinued operations in the Condensed Consolidated Statements of Operations for approximately $-0-and $1,591,000, respectively, during the three months ended March 31, 1999 and 1998.

      In connection with the sale of 56.7% of the common stock of Drew and the redemption of $3,780,000 of 10%/13% Convertible Notes in October 1998, the Company was released from its guarantee of the term loan and revolving credit obligations of Drew. Additionally, the Company has been released from liability for the $200,000 balloon payment to the sellers of Drew due on September 19, 1999.

      At March 31, 1999, the obligation under the 10%/13% Convertible Notes was satisfied, and the remaining warrants were cancelled, by the sale of the Company's remaining 33.3% interest in Drew to the Noteholder.

      Long-term debt at March 31, 1999 (payable in 1999 and therefore classified as a current liability in the accompanying Condensed Consolidated Balance Sheet) consists of $75,000 of notes payable to the sellers of Drew, bearing interest at 8% with monthly payments of principal aggregating $8,333 plus interest. In February 1999, the Company advised the holders of the seller notes that the January 1999 monthly payment of principal and interest would not be made and that future monthly payments would similarly not be made until and unless the Company obtained new financing. Such notes are therefore in arrears at March 31, 1999. The Company requested the Noteholders' forbearance and there is no assurance that the holders of the seller notes will not take action against the Company to collect their notes.

5. Private Placement of equity during 1998, subject to "repricing"

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

      The number of shares issuable to these investors were to be "repriced" pursuant to a schedule in two $300,000 increments and then in seven $200,000 increments on nine occasions commencing with the effectiveness of a registration statement (August 13, 1998) covering up to 4,000,000 additional shares and again 60 days later and then in 30 day intervals. On such dates, the investor would receive the additional number of shares, if any, that result from the difference between the number of shares actually issued and the number of shares which would have been issued using a 23% discount to the market price, as defined, at that time. The operation of this provision could result in significantly greater number of shares being issued. The Company paid a placement agent a fee of 6.5% with respect to this transaction.

      In August 1998, 436,047 shares were issued in connection with the "repricing" provisions and very significant additional shares (estimated to be in excess of 5,000,000 shares) would be required to be issued for the October, November and December 1998 "repricing" dates.

      On December 24, 1998, the Company and the investors agreed to amend the subscription agreement with respect to "repricing". The December 24, 1998 amendment has four principal effects as follows: (i) the August, October, November and December 1998 "repricings" are eliminated in favor of new "repricings" which began on January 1, 1999, (ii) the discount from market used to measure the "repricings" was increased from 23% to 27% (iii) a ceiling price was established of $0.75 per share and (iv) certain penalties under the agreement were waived. Under the amended agreement, the investors, at their option, may reprice up to 12 1/2% of the amount invested (an aggregate of $250,000 based upon the original $2,000,000 invested in April 1998) on the first of each month beginning with January 1, 1999. Any amounts not "repriced" in any month may be carried over to any future month without limitation.

      In connection with the amendment, the Company was obliged to issue additional shares to the investors to bring the total shares from 1,980,198 originally purchased up to 2,666,667 shares (inclusive of the 436,047 shares issued in August 1998 as discussed in the preceding paragraph) based upon the $0.75 ceiling price in the amendment. Additionally, these investors requested a "repricing" of $190,000 of the offering in January 1999. The obligation to issue shares to reflect the new ceiling and the January 1999 repricing increment resulted in the issuance to the investors of an additional 2,259,827 shares on January 27, 1999.

      Of the total dollar amount of the offering, only the $190,000 (referred to in the preceding paragraph) of the $2,000,000 proceeds of the offering has been "repriced" leaving $1,810,000 still to be "repriced" at the holders' option. The "repricing" of this amount ($1,810,000), if requested by the investors, at market prices for the Company's stock in March 1999 would result in a very significant number of additional shares being issued and in a change of control of the Company to these investors. The Company is in discussions with the representatives of the investors to restructure the "repricing" provisions in light of the very significant effects that would result at current prices of the Company's common stock.

      The Company is exposed to significant penalties for failure to file a registration statement covering additional shares with respect to possible "repricings" by April 15, 1999 (which registration statement was not filed by the Company) and to have such registration statement declared effective prior to July 31, 1999 and has agreed not to issue certain financings. As a practical matter, the Company expects that it will be unable to file such registration statements any time soon until the financial and liquidity concerns discussed in
Note 1 are resolved, if at all. As such, the Company is attempting to renegotiate such penalties also. If it is not successful, such penalties will begin to accrue in April 1999.

6. Other Discontinued Operations

      Ergonomic Consulting Services Division - In December 1997, the Board of Directors of the Company approved a plan to sell the operations of its Ergonomic Consulting Services Division ("ECSD"). ECSD had not generated operating profits and was no longer considered a core asset in light of the Company's strategy. The plan of disposition involved finding a strategic buyer who would take over the Company's contractual commitments (some of which are long-term) to consulting division customers and liquidating the remaining assets through collection (with respect to receivables) or sale or disposal (with respect to furniture and equipment). On February 9, 1998, the Company closed on the sale of the revenue contract rights and transfer of the obligations for certain related personnel of the ECSD to a third party. Terms of the sale call for the payment of a portion of future revenues of the contracts sold as well as a portion of certain follow-on work, or referrals for work provided by the Company. At March 31, 1999, there were no material assets or liabilities of the ECSD. The operations of the ECSD from January 1, 1998 through disposal on February 9, 1998 did not generate a loss due to the high utilization of personnel on contracts during that time. Approximately $50,000 was accrued in the December 31, 1997 financial statements as a loss on disposal representing management's estimate of the write-off of furniture and equipment and accrual of certain lease costs. There was no material severance paid in connection with the discontinuance of the ECSD.

      There were not material royalties from the sale of ECSD in the three months ended March 31, 1999 or 1998.

      HumanCAD Systems Operations - During late February 1998, as a result of specific events at the time, the Board of Directors of the Company approved a plan to seek alternative value for the HumanCAD Systems operations ("HCAD") by:
(i) initially reducing the activity and (ii) seeking a strategic or management buyer for the operation.

      In December 1997, the Company had reached preliminary agreement with a funding source to provide approximately $2,500,000 for development and marketing of the Company's existing and planned HCAD ergonomic modeling software products. In January 1998, the Company commenced executing the business plan contemplated by the financing but in late February 1998, the funding source advised the Company that they were no longer willing to go forward with the planned financing. The Company was unsuccessful in seeking a strategic or possible management buyer for a majority of HCAD on a basis which would result in meaningful value for the shareholders and therefore, in October 1998, placed the operations of HCAD in receivership under the bankruptcy laws of Ontario, Canada, where HCAD was headquartered.

(a) The measurement date for the discontinuance was February 1998, at which time losses from January 1, 1998 through February 1998 were recorded and a provision (approximately $250,000) for discontinued operations (principally severance and non-cancelable lease costs) was made. Such amount aggregated approximately $803,000. At March 31, 1999, assets of the HCAD were approximately $0 and liabilities were approximately $100,000 consisting principally of trade payables.

      The provision for discontinued operations consists principally of payroll and other costs associated with the effort to discontinue, the write off of inventories and other assets dedicated to HCAD and severance principally for the former HCAD President. At March 31, 1999, substantially all of such costs have been incurred and the remaining accrual is not material.

7. Contingencies

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

      On or about February 22, 1999, a shareholder derivative action was filed in United States District Court for the Eastern District of New York in connection with certain transactions culminating in the sale by the Company to Impleo, LLC of the Company's interest in Drew. The complaint names all of the Company's current directors and several former directors as defendants as well as Impleo, LLC and certain related entities and individuals (collectively, the "Defendants"). The allegations contained in the complaint challenge the Defendants' actions in connection with certain transactions, including but not limited to, (i) the April 14, 1998 restructuring of certain convertible notes;
(ii) the October 1998 sale of 56.7% of Drew to Impleo, LLC; and (iii) the sale on March 4, 1999 to Impleo, LLC of the Company's remaining 33.3% interest in the Drew. In addition to seeking recovery on behalf of the Company for certain allegedly wrongful acts on the part of the Defendants, the complaint seeks, among other things, to enjoin or set aside any shareholder vote in connection with a proxy statement filed with the SEC on or about February 1, 1999 pursuant to which the Company received approval of over 67% of its shareholders to sell its remaining 33.3% interest in Drew and to block or rescind the sale of any interests in Drew to Impleo, LLC. The current Directors deny the allegations concerning any allegedly wrongful actions. The Company intends to answer the complaint during May 1999.

      In October 1998, the Company's HumanCAD Systems Inc. subsidiary filed an assignment in bankruptcy under the laws of the Province of Ontario, Canada and Fuller Landau Ltd., 151 Bloor St. West, Toronto, Canada, was appointed receiver and trustee. Certain creditors of the HumanCAD operations have filed or threatened to file claims against the Company for the debts of HumanCAD. One such action was filed by Miller Freeman, Inc. in the Civil Court of City of New York in the amount of approximately $18,000. The Company intends to vigorously defend itself in such action, however its ability to do so may be limited by its financial resources which are currently inadequate (See Form 10-KSB for the year ended December 31, 1998 including; Consolidated Financial Statements, Report of Independent Public Accountants and Management's Discussion and Analysis or Plan of Operations).

      The Company has an employment agreement with its CEO which call for significant payments in the event of a change of control of the Company.

      Also see Note 5.

8. Other -

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

      Income taxes - The Company accounts for income taxes in accordance with Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes". The Company has not reflected a credit for income taxes in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998, since the future availability of net operating loss carryforwards have been offset in full by valuation allowances in accordance with FASB Statement No. 109.

      Other - See Note 11 to Consolidated financial statements at December 31, 1997 included in Form 10-KSB for the year ended December 31, 1998 regarding charges to fourth quarter operations in 1997.

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

      BCAM International, Inc. and subsidiaries (the "Company") has been primarily a software, technology and consulting company, specializing in providing ergonomic solutions (human factors engineering) to individuals, corporations and government. The Company's revenues had historically been derived primarily from ergonomic consulting services. Through a series of actions since approximately September 1997 including the acquisition of 100% of Drew Shoe Corporation ("Drew"), subsequent disposition of 100% of Drew and certain other restructuring activities (which are summarized in the following paragraph and described in more detail in Notes 3 and 5 to the Company's annual Consolidated Financial Statements included with Form 10-KSB for the year ended December 31, 1998), the Company is now a technology pioneer in the field of Intelligent Surface Technology ("IST") blending biomechanics and ergonomics with innovative electronic systems and software.

      The acquisition and restructuring activity since approximately September 1997 has included the following. On September 22, 1997, the Company acquired Drew as described in Note 4 to the Consolidated Financial Statements contained in Form 10-KSB for the year ended December 31, 1998. Drew is a manufacturer, marketer and distributor of medical footwear. The purchase of Drew was financed principally by the issuance of 10%/13% Convertible Notes and Warrants. In December 1997 the Board of Directors of the Company decided to sell the operations of the Ergonomic Consulting Services Division ("ECSD") due to the inability of that business to generate operating profits for the Company as discussed further in Note 6. In February 1998, the Board of Directors of the Company decided to discontinue the HumanCAD Systems Operations ("HCAD") as a result of the lack of available financing, on acceptable terms to the Company, to further the necessary business development activities of that operation as discussed further in Note 6. In April 1998 the Company restructured the 10%/13% Convertible Notes which included granting a 10% interest in the common stock of Drew (and also 10% of the common stock of another subsidiary, BCAM Technologies, Inc.) to the noteholders as further discussed in Note 5. In October 1998, the Company sold 56.7% of Drew to the holder of the 10%/13% Convertible Notes and on March 4, 1999 it sold its remaining 33.3% interest in the common stock of Drew, after receipt of approval of the shareholders of the Company as discussed further in Note 3.

      The Company is now in discussions with others regarding potential financing and/or strategic transaction(s) for the Company going forward.

      Results of Operations

      Results of operations for the three months ended March 31, 1999 and 1998 were significantly impacted by restructuring developments including: (1) the sale of the Company's remaining 33.3% interest in Drew to the holders of the 10%/13% Convertible Notes ("Notes") in exchange for redemption of the remaining Notes and related interest (see Note 3 to Condensed Consolidated Financial Statements), (2) the sale of the ECSD (in February 1998) and the measurement date for discontinuance of the HCAD operations (February 1998), (3) a charge to compensation expense in the first quarter of 1998 for certain options granted during 1997 which were at exercise prices below the market value when approved by the shareholders in February 1998, and (4) charges and costs, in the first quarter of 1998, related to the financing to acquire Drew.

      Discontinued operations - As discussed in greater detail in Notes 3 and 6 to the Condensed Consolidated Financial Statements, the Company has recorded the operations of Drew, ECSD and HCAD as discontinued operations. Operations of these discontinued businesses in the three months ended March

31, 1998 (including provisions for losses on discontinuance of HCAD of approximately $250,000) resulted in losses of approximately $2,647,000 including very substantial non-cash charges. Such non-cash charges included charges for the beneficial conversion feature of certain convertible notes (principally used for the Drew acquisition) pursuant to Emerging Issues Task Force Statement # D-60 of approximately $1,493,000 and a charge for approximately $286,000 (related to HCAD) for the compensatory element of stock options granted in 1997 and approved by the shareholders in the three months ended March 31, 1998. Additionally, in the three months ended March 31, 1998, the following other charges and costs related to the Drew acquisition are included in results of discontinued operations: (i) amortization of debt discount and deferred finance costs of approximately $135,000 and (ii) interest on convertible notes of approximately $240,000. Drew's losses from operations from the measurement date (October 1998) to the date of sale (March 4, 1999) are dererred and then netted against the gain on the sale of Drew in thequarter ended March 31, 1999. The Company estimates that its 33.3% share of such losses of Drew for the period of October 1998 through March 4, 1999 exceeds $400,000 based upon information provided by Drew. The reader is referred for further information regarding the losses generated from these discontinued operations to Notes 3 and 6 to the Condensed Consolidated Financial Statements.

      These businesses were discontinued because, among other things,: (1) the Company could not service and/or refinance the debt related to the acquisition of Drew, (2) ECSD did not generate operating profits for the Company and (3) HCAD required capital which the Company could not obtain on favorable terms.

      Ongoing selling, general and administrative costs - Selling, general and administrative costs decreased from approximately $568,000 in the three months ended March 31, 1998 to approximately $228,000 in the three months ended March 31, 1999. The March 1998 amounts include accruals of approximately $140,000 which were reversed in the second quarter of 1998. The remaining decrease from 1998 to 1999 reflects significantly decreased costs associated with the Company's business plans subsequent to the decision to sell Drew. Such costs have been decreasing since approximately the third quarter of 1998 as the completion of the plan to sell Drew reduces the need for certain management and administrative personnel and facilities and other costs. The Company's plan is to further reduce such costs in 1999 as the sale of Drew is completed and until new financing or strategic business arrangements are completed.

      Research and development costs - In the three months ended March 31, 1998, research and development costs consisted principally of costs associated with the Company's development of an alpha prototype of a "microvalve" in collaboration with a third party, MCNC, for potential use in its "ISTX" technology. Such costs and related development expenditures decreased to approximately $45,000, for the three months ended March 31, 1999 due to the Company's financial position and the effect on the stage of development activities at the time.

      License revenues - License revenues consist principally of revenues received from IST products and have not been significant to date. One Company licensee, Textron, has launched a new product, in September 1997, utilizing IST in an automobile seat. Annually, the Company must first deduct a credit due to Textron before earning any revenues in that year. To date, earned royalties have not materially exceed the amount of the credit.

      Liquidity and Capital Resources

      As indicated in the accompanying consolidated financial statements, as of March 31, 1999, the Company had negative working capital of approximately ($595,000) and negative net worth of approximately ($414,000), and for the three months then ended had losses from continuing operations of approximately ($275,000) with no revenues. The Company has a development agenda which requires additional financing. Losses from continuing operations have continued since March 31, 1999. These factors, among others, indicate that the Company is in need of significant additional financing and/or a strategic business arrangement in order to continue its operations through the 1999 fiscal year. The Company believes that its cash resources at March 31, 1999 are not sufficient to fund its operations through the second quarter of 1999, assuming it receives the cooperation of its creditors, and it will be required to raise additional capital or enter into a strategic business arrangement in order to continue its planned operations.

      The Company's plans include undertaking a development program to miniaturize and lower the cost of IST applications in the belief that the result will be a more marketable product than the current IST application. The development and subsequent marketing is a multi-year project. In order to miniaturize and lower the cost of IST applications, the Company and MCNC (founded in 1980 as the Microelectronics Center of North Carolina and now known simply as MCNC) have completed an alpha prototype of a microvalve component to control air flow in the IST system. A beta (production ready) version of the MCNC microvalve would be the subject of further development about which the Company and MCNC have entered into a non-binding letter of intent. The Company's ability to perform such further development will be dependent upon its ability to obtain sufficient financial resources or its ability to enter into a strategic transaction which would provide the Company the resources to perform such development. Such further development would involve costs incurred under arrangements with MCNC as well as costs incurred by the Company. Beyond development, the Company would require capital to commercialize, market and sell. The Company's plans are to raise additional financing or enter into a strategic transaction in order to proceed with the development program. At the present time, the Company is in discussion with potential sources of additional financing and with potential candidates for a strategic transaction. No assurance can be made that such discussions would result in definitive arrangements. These factors, among others, indicate that in the absence of additional financing or a strategic business arrangement, the Company does not have the financial resources to go forward with such further development and to continue as a going concern.

      There can be no assurances that management's plans described in the preceding paragraph will be realized. The accompanying Condensed Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue operations as a going concern.

      In March 1999, the Company received approval of the Company's shareholders to sell the remaining 33.3% of Drew to the holders of the Company's Convertible Notes. As such, the Convertible Notes were retired in 1999. Such Convertible Notes had been due on April 14, 1999 and were secured by all of the assets of the Company (see Note 4 to Condensed Consolidated Financial Statements).

      In February 1999, the Company advised the holders of its 8% unsecured notes that it had passed on the payment of principal and interest in January 1999 and would be unable to make any further payments until a financial or strategic transaction was concluded. At March 31, 1999, approximately $25,000 of principal payments plus interest are in arrears.

      The reader is directed to Item 5 - Recent Sales of Unregistered Securities and to Notes 3, 4 and 5 of Notes to Consolidated Financial Statements for a discussion of financing activities in 1998 and related restructurings including the recent retirement of the Convertible Notes in exchange for the sale of the Company's remaining interest in Drew. Also see Item 3 - LEGAL PROCEEDINGS.

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

      On or about February 22, 1999, a shareholder derivative action was filed in United States District Court for the Eastern District of New York in connection with certain transactions culminating in the sale by the Company to Impleo, LLC of the Company's interest in Drew. The complaint names all of the Company's current directors and several former directors as defendants as well as Impleo, LLC and certain related entities and individuals (collectively, the "Defendants"). The allegations contained in the complaint challenge the Defendants' actions in connection with certain transactions, including but not limited to, (i) the April 14, 1998 restructuring of certain convertible notes;
(ii) the October 1998 sale of 56.7% of Drew to Impleo, LLC; and (iii) the sale on March 4, 1999 to Impleo, LLC of the Company's remaining 33.3% interest in the Drew. In addition to seeking recovery on behalf of the Company for certain allegedly wrongful acts on the part of the Defendants, the complaint seeks, among other things, to enjoin or set aside any shareholder vote in connection with a proxy statement filed with the SEC on or about February 1, 1999 pursuant to which the Company received approval of over 67% of its shareholders to sell its remaining 33.3% interest in Drew and to block or rescind the sale of any interests in Drew to Impleo, LLC. The current Directors deny the allegations concerning any allegedly wrongful actions. The Company intends to answer the complaint during May 1999.

      In October 1998, the Company's HumanCAD Systems Inc. subsidiary filed an assignment in bankruptcy under the laws of the Province of Ontario, Canada and Fuller Landau Ltd., 151 Bloor St. West, Toronto, Canada, was appointed receiver and trustee. Certain creditors of the HumanCAD operations have filed or threatened to file claims against the Company for the debts of HumanCAD. One such action was filed by Miller Freeman, Inc. in the Civil Court of City of New York in the amount of approximately $18,000. The Company intends to vigorously defend itself in such action, however its ability to do so may be limited by its financial resources which are currently inadequate (See Form 10-KSB for the year ended December 31, 1998 including; Consolidated Financial Statements, Report of Independent Public Accountants and Management's Discussion and Analysis or Plan of Operations).

      Item 2. Changes in Securities and Use of Proceeds

      Elimination of securities which are convertible into or exercisable to purchase common stock of the Company - See Item 6. Exhibits and Reports on Form 8-K as well as Notes 3 and 4 to Condensed Consolidated Financial Statements for a discussion of the redemption of $2,220,000 original principal amount plus $805,350 resulting from pay-in-kind interest of 10%/13% Convertible Notes plus accrued interest from September 19, 1998 and the resultant elimination of the conversion feature and warrants which were derivative into several million common shares of the Company.

      Sale of Common Stock, subject to "repricing" provisions and Warrants in April 1998 and the issuance of "repricing" shares in January 1999 - Beginning on April 14, 1998, the Company commenced a private offering of its common stock and warrants. The offering generated aggregate proceeds of $2,000,000 for the purchase of 1,980,198 shares, subject to "repricing" as described below, of common stock of the Company and warrants to purchase 250,000 shares of common stock at $2.05 for three years by seven accredited investors as follows:

                                                                         Common
                                                      Common Shares      shares
                                                     issued before       under
Name of purchaser                     Amount paid     "repricing"       warrants
-----------------                     -----------     -----------       --------
Balmore Funds S.A                      $  850,000        841,584        106,250
Austost Anstalt Schaan                 $  750,000        742,574         93,750
Beeston Investments Ltd.               $  200,000        198,020         25,000
Manor Investments                      $  100,000         99,010         12,500
Ellis Enterprises                      $   50,000         49,505          6,250
East Lane Corporation, Ltd.            $   50,000         49,505          6,250
                                       ----------      ---------        -------
       Totals                          $2,000,000      1,980,198        250,000
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

      On December 24, 1998, the Company and the investors agreed to amend the subscription agreement with respect to "repricing". The December 24, 1998 amendment has four principal effects as follows: (i) the August, October, November and December 1998 "repricings" are eliminated in favor of new "repricings" which began on January 1, 1999, (ii) the discount from market used to measure the "repricings" was increased from 23% to 27% (iii) a ceiling price was established of $0.75 per share and (iv) certain penalties under the agreement were waived. Under the amended agreement, the investors, at their option, may reprice up to 12 1/2% of the amount invested (an aggregate of $250,000 based upon the original $2,000,000 invested in April 1998) on the first of each month beginning with January 1, 1999. Any amounts not "repriced" in any month may be carried over to any future month without limitation.

      In connection with the amendment, the Company was obliged to issue additional shares to the investors to bring the total shares from 1,980,198 originally invested up to 2,666,667 shares (inclusive of the 436,047 shares issued in August 1998 as discussed in the second preceding paragraph) based upon the $0.75 ceiling price in the amendment. Additionally, these investors requested a "repricing" of $190,000 of the offering in January 1999. The January "repricing" and the issuance of the new shares to reflect the new ceiling resulted in the issuance to the investors of an additional 2,259,827 shares on January 27, 1999.

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

      Item 4. Submission of matters to a vote of security holders At a March 4, 1999 Special Meeting of Shareholders, the following matter was brought for a vote of the shareholders:

                     Proposal                Votes For   Votes Against   Abstain
                     --------                ---------   -------------   -------
--------------------------------------------------------------------------------
1. Proposal to sell the Company's           15,748,202     253,240        7,850
remaining 33.3% common stock interest
in Drew Shoe Corporation to the holder
of the Company's 10/13% Convertible Notes

      The proposal required a vote of 66.7% of the shareholders for passage and the proposal was passed by a vote of approximately 67.7% of the 23,251,116 shares outstanding on January 27, 1999, the date of record.

      Item 6. Exhibits and Reports on Form 8-K

            (a)   Exhibits.

                  27 Financial Data Schedule.

            (b)   Reports on Form 8-K

      During the period covered by this Report, and through the date of this report, the Company filed a report on Form 8-K or 8-K/A to report the following events:

1 A report on December 22, 1998, as amended on January 7, 1999, reporting that the Company had replaced its auditors, Ernst & Young LLP with J.H. Cohn LLP and that Drew Shoe Corporation had replaced Ernst & Young LLP with Hays & Company LLP.

2 A report on January 11, 1999 reporting the restructuring of the subscription agreement with the investors in the April 1998 private placement of common stock and warrants with respect to the "repricing" provisions.

3 A report on February 26, 1999 reporting that a shareholder had filed a derivative action lawsuit against the Company and its current and certain former directors as well as others.

4 A report on March 4, 1999 reporting the vote of over 67.7% of the shareholders on a proposal to sell the Company's remaining 33.3% interest in Drew Shoe Corporation.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BCAM INTERNATIONAL, INC.


Dated: May 14, 1999                    By: /s/  Michael Strauss
       ------------                        ------------------------------------
                                           Michael Strauss
                                           Chairman of the Board of  Directors,
                                           President and Chief Executive Officer
                                           (principal executive officer)

                                INDEX OF EXHIBITS

Exhibit No.    Exhibit
-----------    -------

   27          Financial Data Schedule