Form 10QSB
period 1999-06-30
BCAM INTERNATIONAL INC
filed 1999-08-16
CIK 856143

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999
                                                 -------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT

                    For the transition period from ___ to ___

                         Commission file number 0-18109
                                                -------

                            BCAM INTERNATIONAL, INC.
         ---------------------------------------------------------------
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
Yes  X  No
    ---    ---

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes    No
                                                 ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 31, 1999: 25,291,971
                                                  -------------------------

     Transitional Small Business Disclosure Format  (check one): Yes     No  X
                                                                     ---    ---

                            BCAM INTERNATIONAL, INC.



PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheet--June 30, 1999 (Unaudited).............1

   Condensed Consolidated Statements of Operations - Three and Six Months
       ended June 30, 1999 and 1998 (Unaudited)................................2

   Condensed Consolidated Statements of Cash Flows - Six months ended
       June 30, 1999 and 1998 (Unaudited)......................................3

   Condensed Consolidated Statement of Shareholders' Deficiency-
       Six months ended June 30, 1999 (Unaudited)............................. 4

   Notes to Condensed Consolidated Financial Statements - June 30, 1999
       (Unaudited)......................................................... 5-13

Item 2.  Management's Discussion and Analysis or Plan of Operations........14-17

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................18

Item 2.  Changes in Securities and Use of Proceeds.........................18-19

Item 4.  Submission of matters to a vote of security holders...............19-20

Item 6.  Exhibits and Reports on Form 8-K.....................................20

SIGNATURES....................................................................21

INDEX OF EXHIBITS.............................................................22




                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999
                                   (UNAUDITED)



ASSETS
Current assets:
    Cash and cash equivalents                                                      $            32,000
    Prepaid expenses and other current assets                                                   22,000
    Assets of discontinued operations                                                                0
                                                                                -----------------------
Total current assets                                                                            54,000

Patent costs and other assets                                                                  173,000
                                                                                -----------------------
Total assets                                                                       $           227,000
                                                                                =======================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY Current liabilities:
    Current portion of long term debt                                              $            75,000
    Accounts payable                                                                           289,000
    Accrued expenses and other current liabilities                                             320,000
    Liabilities of discontinued operations                                                     125,000
                                                                                -----------------------
Total current liabilities                                                                      809,000
                                                                                -----------------------

Commitments and contingencies (Note 7)
Shareholders' deficiency
    Acquisition preferred stock, par value $.01 per share:
       750,000 shares authorized, none issued                                                        -
    Preferred stock, 2,000,000 shares authorized, none issued                                        -
    Common stock, par value $.01 per share; authorized 65,000,000
       shares, 26,055,153 shares issued and 25,291,971 shares                                  261,000
       Outstanding, see Note 5.
    Additional paid-in capital                                                              30,083,000
    Deficit                                                                                (30,027,000)
                                                                                -----------------------
                                                                                               317,000
    Less:  763,182 treasury shares                                                            (899,000)
                                                                                -----------------------
         Total shareholders' deficiency                                                       (582,000)
                                                                                -----------------------
Total liabilities and shareholders' deficiency                                     $           227,000
                                                                                =======================







SEE ACCOMPANYING NOTES



                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                 SIX MONTHS ENDED                   THREE MONTHS ENDED
                                                 ----------------                   ------------------
                                              1999              1998              1999              1998
                                        ----------------  ----------------  ----------------  ---------------

License revenue                         $             0   $         2,000   $             0   $            0
                                        ----------------  ----------------  ----------------  ---------------

Costs and expenses:
  Selling, general and                          410,000           900,000           156,000          335,000
administrative
  Charge for compensatory element of
      1997 options approved in 1998                   0           858,000                 0                0
  Research & development                         29,000           281,000            10,000          154,000
                                        ----------------  ----------------  ----------------  ---------------
                                                439,000         2,039,000           166,000          489,000
                                        ----------------  ----------------  ----------------  ---------------
     Loss from operations                      (439,000)       (2,037,000)         (166,000)        (489,000)

Interest and other income (expense)              (4,000)           31,000            (2,000)          19,000
                                        ----------------  ----------------  ----------------  ---------------
Loss from continuing operations                (443,000)       (2,006,000)         (168,000)        (470,000)
                                        ----------------  ----------------  ----------------  ---------------

Discontinued operations - Drew,
   operations through September                       0        (4,967,000)                0       (3,122,000)
1998
Discontinued operations - Drew, gain
   on sale of 33.3% interest, net of
   33.3% of Drew's losses                       997,000                 0                 0                0
                                        ----------------  ----------------  ----------------  ---------------
     Subtotal - Drew                            997,000        (4,967,000)                0       (3,122,000)
Discontinued operations - HCAD and
   ECSD, including estimated loss on
   disposal of HCAD of approximately
   $250,000 in 1998                                   0          (803,000)                0                0
                                        ----------------  ----------------  ----------------  ---------------
Income (loss) from discontinued
   operations                                   997,000        (5,770,000)                0       (3,122,000)
                                        ----------------  ----------------  ----------------  ---------------
Income (loss) before extraordinary              554,000        (7,776,000)         (168,000)      (3,592,000)
item
Extraordinary item - charge for
   restructure of debt                                0          (552,000)                0         (552,000)
                                        ----------------  ----------------  ----------------  ---------------
Net income (loss)                       $       554,000   $    (8,328,000)  $      (168,000)  $   (4,144,000)
                                             ===========       ===========       ===========      ===========
Basic net income (loss) per share:
   Continuing operations                $         (0.02)  $         (0.11)  $         (0.01)  $        (0.03)

   Discontinued operations              $          0.04   $         (0.30)  $          0.00   $        (0.15)
                                        ----------------  ----------------  ----------------  ---------------
Income(loss)before extraordinary item   $          0.02   $         (0.41)  $         (0.01)  $        (0.18)

   Extraordinary item                   $          0.00   $         (0.03)  $          0.00   $        (0.03)
                                        ----------------  ----------------  ----------------  ---------------
      Net income (loss) per share       $          0.02   $         (0.44)  $         (0.01)  $        (0.21)
                                                 ======             ======            ======           ======
Weighted average number of common
   Shares outstanding (see Note 5)           22,957,000        19,037,000        23,341,000       19,914,000
                                             ==========        ==========        ==========       ==========

SEE ACCOMPANYING NOTES



                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                          SIX MONTHS ENDED JUNE 30
                                                                                 ------------------------------------------
                                                                                        1999                     1998
                                                                                 ------------------       -----------------
         OPERATING ACTIVITIES
         Net income (loss)                                                       $         554,000        $     (8,328,000)
         Adjustments to reconcile to net cash used in operating activities:
           Gain on sale of Drew                                                           (997,000)                      -
           Depreciation and amortization                                                    20,000                 187,000
           Amortization of unamortized charge for beneficial debt conversion                     -               3,084,000
           Amortization of deferred finance cost and debt discount                          28,000                 275,000
           Write-off of deferred finance cost and debt discount                                  -               1,651,000
           Compensation charge for stock options including $286,000
              related to discontinued operations                                                 -               1,144,000
           Interest paid in kind                                                                 -                 390,000
           Changes in operating assets and liabilities:
             Accounts receivable                                                                 -                (248,000)
             Inventory                                                                           -                (442,000)
             Current assets of discontinued operations                                           -                  92,000
             Prepaid expenses and other current assets                                      26,000                 (85,000)
             Accounts payable, accrued expenses, current liabilities, other                  2,000                 404,000
                                                                                 ------------------       -----------------
         Net cash (used in) operating activities                                          (367,000)             (1,876,000)
                                                                                 ------------------       -----------------
         INVESTING ACTIVITIES
         Purchase of equipment                                                                   -                (238,000)
                                                                                 ------------------       -----------------
         Net cash (used in) provided by investing activities                                     -                (238,000)
                                                                                 ------------------       -----------------
         FINANCING ACTIVITIES
         Proceeds from sale of common stock                                                      -               2,000,000
         Proceeds from exercise of options and warrants                                          -                  65,000
         Payment of notes payable and long term debt                                             -                (121,000)
         Drawdown of revolving credit agreement                                                  -                 550,000
         Payment of stock registration and issuance costs, proxy and Drew sale            (139,000)               (150,000)
         Cash paid for deferred financing costs                                                  -                 (25,000)
                                                                                 ------------------       -----------------
         Net cash provided by (used in) financing activities                              (139,000)              2,319,000
                                                                                 ------------------       -----------------

         (Decrease) increase in cash and cash equivalents                                 (506,000)                205,000
         Cash and cash equivalents at beginning of period                                  538,000               1,594,000
                                                                                 ------------------       -----------------
         Cash and cash equivalents at end of period                              $          32,000        $      1,799,000
                                                                                 ==================       =================


Supplemental information on non-cash financing activities: See Notes 3 and 4, regarding the sale of Drew and the elimination of certain Convertible Notes and warrants and non-cash interest paid.



SEE ACCOMPANYING NOTES



                    BCAM INTERNATIONAL INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
                   SIX MONTHS ENDED JUNE 30, 1999 (UNAUDITED)






                                        COMMON STOCK $.01 PAR
                                               VALUE
                                                                   PAID-IN                                  TREASURY
                                        SHARES        AMOUNT       SURPLUS        DEFICIT       SUBTOTAL      STOCK         TOTAL
                                      ----------------------------------------------------------------------------------------------
Balance at January 1, 1999            21,754,471     $218,000    $30,126,000   $(30,581,000)   $(237,000)   $(899,000)  $(1,136,000)

Shares issued in January and May
  "repricing" increments of April
   1998 offering                       4,300,682       43,000        (43,000)             -            -            -             -
Net income                                     -            -              -        554,000      554,000            -       554,000
                                      ----------------------------------------------------------------------------------------------
Balance at June 30, 1999 (a)          26,055,153(a)  $261,000    $30,083,000   $(30,027,000)   $ 317,000    $(899,000)  $  (582,000)
                                      ==============================================================================================



(a) Excludes additional shares issuable, without additional consideration, pursuant to "repricing" provisions of the April 1998 offering of common stock and warrants. See Note 5.










SEE ACCOMPANYING NOTES

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1999

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

2.  DESCRIPTION  OF  BUSINESS,   PRINCIPLES  OF  CONSOLIDATION,   GOING  CONCERN
CONSIDERATION

     BCAM International, Inc. and Subsidiaries (the "Company") has been primarily a software, technology and consulting company, specializing in providing ergonomic solutions (human factors engineering) to individuals, corporations and government. The Company's revenues had historically been derived primarily from ergonomic consulting services. Through a series of actions since approximately September 1997 including the acquisition of 100% of Drew Shoe Corporation ("Drew"), subsequent disposition of 100% of Drew and certain other restructuring activities (which are summarized in the following paragraph and described in more detail in Notes 3 and 5 to the Company's annual Consolidated Financial Statements included with Form 10-KSB for the year ended December 31, 1998), the Company is now a technology company in the field of Intelligent Surface Technology ("IST") blending biomechanics and ergonomics with innovative electronic systems and software (see, however, Going Concern Consideration, below).

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

     The results of operations for the three and six month periods ended June 30, 1999 and 1998 reflect the results of operations of Drew as a discontinued operation with a measurement date of October 2, 1998.

     The  consolidated   financial  statements  include  the  accounts  of  BCAM
International, Inc. and its subsidiaries, principally BCAM Technologies, Inc. (principally IST and related technologies).

     Results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of results of operations to be expected for the year ending December 31, 1999. Further, the six months ended June 30, 1999 include a one-time, non-cash gain on the sale of Drew.

     GOING CONCERN CONSIDERATION - As indicated in the accompanying consolidated financial statements, as of June 30, 1999, the Company had negative working capital of approximately ($755,000) and a shareholders' deficiency of approximately ($582,000), and for the six months then ended had losses from continuing operations of approximately ($439,000) with no revenues. Losses from continuing operations have continued since June 30, 1999. Further, the Company has a development agenda which requires additional financing. These factors, among others, indicate that the Company is in need of significant additional financing and/or a strategic business arrangement in order to continue its operations through the 1999 fiscal year. The Company believes that its cash resources at June 30, 1999 are insufficient to fund its operations through the third quarter of 1999 and it will be required to raise additional capital or enter into a strategic business arrangement in order to continue its planned operations.

     The Company's plans include undertaking a development program to miniaturize and lower the cost of IST applications in the belief that the result will be a more marketable product than the current IST application. The development and subsequent marketing is a multi-year project. In order to miniaturize and lower the cost of IST applications, the Company and a subsidiary of MCNC (founded in 1980 as the Microelectronics Center of North Carolina and now known simply as MCNC)("MCNC") have completed an alpha prototype of a microvalve component to control air flow in the IST system. A beta (production ready) version of the MCNC microvalve would be the subject of further development about which the Company and MCNC have entered into a non-binding letter of intent. The Company's ability to perform such further development will be dependent upon its ability to obtain sufficient financial resources or its ability to enter into a strategic transaction which would provide the Company the resources to perform such development. Such further development would involve costs incurred under arrangements with MCNC as well as costs incurred by the Company. Beyond development, the Company would require capital to commercialize, market and sell. The Company's plans are to raise additional financing or enter into a strategic transaction in order to proceed with the development program. Other courses of action including the potential merger with another company (resulting in a change of control of the Company) and possible spin-off of the IST technology are being explored. At the present time, the Company is in discussion with potential sources of additional financing and with potential candidates for a strategic transaction. No assurance can be made that such discussions would result in definitive arrangements. These factors, among others, indicate that in the absence of additional financing or a strategic business arrangement, the Company does not have the financial resources to go forward with such further development and to continue as a going concern.

     There can be no assurances that management's plans described in the preceding paragraph will be realized. The accompanying Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue operations as a going concern.

     For further information, refer to the audited consolidated financial statements and related notes thereto of the Company (at December 31, 1998 and for the two year periods then ended) included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

3. SALE OF DREW -

     During the six months ended June 30, 1999, the Company completed the sale of Drew.

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

     Because the Company's intention was to divest itself of its entire interest in Drew pursuant to the Plan, the Company has accounted for Drew as a discontinued operation with a measurement date of October 2, 1998. Accordingly, the Company reflected Drew's operations (which had been consolidated prior to that date) and the gain from the sale of the 33.3% interest as separate components of discontinued operations in the accompanying Condensed Consolidated Statements of Operations. The Company has been informed by Drew that Drew's operations for the remainder of 1998 (October through December) and for the period until its ultimate sale on March 4, 1999, were expected to generate material losses. The Company's proportionate share of such losses would likely be material. Generally accepted accounting principles, as reflected in Emerging Issues Task Force Issue 85-36, indicate that such operating losses should not be recorded when the sale transaction will generate a gain, after considering such losses, since the recognition of losses in one period will generate a gain in the next. The Company did report a non-cash gain of approximately $997,000 on the March 4, 1999 sale of the 33.3% interest in Drew after reflecting 33.3% share of Drew's losses from operations from October 1998 through March 4, 1999 (which the Company believes, based on information provided by Drew, to be in excess of approximately $400,000) and costs of disposal.

     Impleo is an affiliate of Wexford Management, LLP.

     In connection with the sale and redemption transaction, the Company has been released from its guarantee of approximately $3,800,000 of secured obligations of Drew to a bank.

     Separately, the Company and Drew, under the Plan, have reached agreement with the sellers of Drew to the Company in 1997 to: (i) cancel an employment contract and enter into a severance agreement with the former president of Drew (to be paid by Drew), (ii) cancel approximately $200,000 of notes payable by the Company to the former owners of Drew, (iii) forgive certain purchase price adjustments due to the Company from the former owners of Drew and the assumption, by Drew, of certain contingent liabilities in connection with the Ulin & Holland litigation in which the Company was subsequently dismissed as a defendant.

     Also see Note 7 regarding a shareholder derivative action commenced in February 1999 regarding this matter.

     For selected balance sheet information at September 30, 1998 (unaudited) and the results of operations for the nine months ended September 30, 1998 (unaudited) and for the period from September 23, 1997 (date of acquisition) to December 31, 1997 for Drew, the reader is referred to the Form 10-KSB for the year ended December 31, 1998. For information regarding the purchase and sale of Drew, the reader is referred to Note 4 to Consolidated Financial Statements as of and for the year ended December 31, 1998 included in Form 10-KSB for the year ended December 31, 1998 and the related Forms 8-K filed by the Company.

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

     The Convertible Notes were due, as amended (see below), on April 16, 1999, unless at any time after September 19, 1998 they were converted, as amended, at $.80 per share, into 7,500,000 shares of Common Stock of the Company (subject to the operation of antidilution provisions to certain transactions including the April 1998 financing described in Note 5 and related "repricings" and other potential financings).

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

     During the three and six months ended June 30, 1998 the Company reflected an aggregate of approximately $2,500,000 of charges to operations and/or stockholders' equity in connection with the restructuring of the debt. Such charges included: (i) approximately $1,651,000 to write-off interest and finance costs as further described in the second following paragraph, (ii) approximately $552,000 charged to extraordinary item representing the approximate value of the 10% interest in subsidiaries given up and (iii) approximately $281,000 charged to shareholders' equity representing the unamortized portion of the amounts assigned to the value of the 400,000 Class DD warrants given up by the holders of the Convertible Notes.

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

     The private placement of convertible notes and warrants to one investor group (aggregating $5,000,000 of the total $6,000,000) was made with the assistance of an investment banker who charged a cash fee of 6% ($300,000) plus 187,500 unregistered shares of common stock (valued at $1.20 per share to reflect a discount for lack of registration), and Class EE warrants to purchase 500,000 shares of common stock, at an exercise price of $0.80 per share, of the Company. The cash fee, shares of stock and the estimated fair value of the warrants aggregate approximately $1,025,000. This amount has been apportioned between deferred financing costs (discussed in the preceding paragraph), and acquisition costs of Drew. The portion allocated to deferred financing costs (approximately $775,000), together with legal and other costs of the transaction, were being amortized over the term of the Convertible Notes. There were no investment banking fees associated with the remaining $1,000,000 of proceeds.

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

     In response to positions taken by the Securities and Exchange Commission, Emerging Issues Task Force Statement D-60 has been issued. Statement D-60 requires certain accounting for securities issued which are convertible into common stock at a value which is "beneficial" at the date of issuance (such as the Convertible Notes). This accounting required that the beneficial value be charged to operations (based upon the traded market price, without discount, compared to the conversion price) in the case of a convertible note, over a period reflecting the shortest period in which the investor had to exercise and under the most favorable terms to the investor. As such, the Company has charged approximately $5,925,000 at September 19, 1997, an additional $219,000 at March 19, 1998 and no additional amount at September 19, 1998, to Unamortized Charge for Beneficial Debt Conversion in the shareholders' equity section of its Consolidated Balance Sheet. Such amounts represent the value of the beneficial debt conversion feature of the Convertible Notes measured at the date of issuance in September 1997 and for the payment-in-kind in March 1998. These amounts were charged to Interest and financing costs of discontinued operations in the Condensed Consolidated Statements of Operations for approximately $-0-and $1,591,000, respectively, during the six months ended June 30, 1999 and 1998.

     In connection with the sale of 56.7% of the common stock of Drew and the redemption of $3,780,000 of 10%/13% Convertible Notes in October 1998, the Company was released from its guarantee of the term loan and revolving credit obligations of Drew. Additionally, the Company has been released from liability for the $200,000 balloon payment to the sellers of Drew due on September 19, 1999.

     At June 30, 1999, the obligation under the 10%/13% Convertible Notes was satisfied, and the remaining warrants were cancelled, by the sale of the Company's remaining 33.3% interest in Drew to the Noteholder.

     Long-term debt at June 30, 1999 (payable in 1999 and therefore classified as a current liability in the accompanying Condensed Consolidated Balance Sheet) consists of $75,000 of notes payable to the sellers of Drew, bearing interest at 8% with monthly payments of principal aggregating $8,333 plus interest. In February 1999, the Company advised the holders of the seller notes that the January 1999 monthly payment of principal and interest would not be made and that future monthly payments would similarly not be made until and unless the Company obtained new financing. Such notes are therefore in arrears at June 30, 1999. The Company requested the Noteholders' forbearance and there is no assurance that the holders of the seller notes will not take action against the Company to collect their notes.

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

     In  connection  with  the  amendment,  the  Company  was  obliged  to issue additional shares to the investors to bring the total shares from 1,980,198 originally purchased up to 2,666,667 shares (inclusive of the 436,047 shares issued in August 1998 as discussed in the preceding paragraph) based upon the $0.75 ceiling price in the amendment. Additionally, these investors requested a "repricing" of $190,000 of the offering in January 1999. The obligation to issue shares to reflect the new ceiling and the January 1999 repricing increment resulted in the issuance to the investors of an additional 2,259,827 shares on January 27, 1999. On May 17, 1999 these investors requested the "repricing" of an additional $127,500 of the offering resulting in the requirement to issue an additional 2,040,855 shares. Such shares have been accounted for in the accompanying condensed consolidated financial statements as though they were issued 10 days later, when required to be issued, even though such shares will not actually be issued until August 1999.

     Of the total dollar amount of the offering, only $317,500 ($190,000 plus $127,500 referred to in the preceding paragraph) of the $2,000,000 proceeds of the offering has been "repriced" leaving $1,682,500 still to be "repriced" at the holders' option. The "repricing" of this amount ($1,682,500), if requested by the investors, at market prices for the Company's stock in July 1999 would result in a very significant number of additional shares being issued and in a change of control of the Company to these investors. The Company is in discussions with the representatives of the investors to possibly restructure the "repricing" provisions in light of the very significant effects that would result at current prices of the Company's common stock.

     The Company is exposed to significant penalties for failure to file a registration statement covering additional shares issuable with respect to possible "repricings" prior to April 15, 1999 (which registration statement was not filed by the Company) and to have such registration statement declared effective prior to July 31, 1999 (which has not occurred) and has agreed not to issue certain financings. As a practical matter, the Company expects that it will be unable to file such registration statements any time soon until the financial and liquidity concerns discussed in Note 1 are resolved, if at all. As such, the Company is attempting to renegotiate such penalties also. The Company has requested, from the investors, a waiver of such penalties for the period from April 15, 1999 through June 30, 1999 while such discussions take place. The investors have agreed to such waiver and, as such, no penalties have been accrued to the financial statements as of June 30, 1999.


6. OTHER DISCONTINUED OPERATIONS

     ERGONOMIC CONSULTING SERVICES DIVISION - In December 1997, the Board of Directors of the Company approved a plan to sell the operations of its Ergonomic Consulting Services Division ("ECSD"). ECSD had not generated operating profits and was no longer considered a core asset in light of the Company's strategy. The plan of disposition involved finding a strategic buyer who would take over the Company's contractual commitments (some of which are long-term) to consulting division customers and liquidating the remaining assets through collection (with respect to receivables) or sale or disposal (with respect to furniture and equipment). On February 9, 1998, the Company closed on the sale of the revenue contract rights and transfer of the obligations for certain related personnel of the ECSD to a third party. Terms of the sale call for the payment of a portion of future revenues of the contracts sold as well as a portion of certain follow-on work, or referrals for work provided by the Company. At June 30, 1999, there were no material assets or liabilities of the ECSD. The operations of the ECSD from January 1, 1998 through disposal on February 9, 1998 did not generate a loss due to the high utilization of personnel on contracts during that time. Approximately $50,000 was accrued in the December 31, 1997 financial statements as a loss on disposal representing management's estimate of the write-off of furniture and equipment and accrual of certain lease costs. There was no material severance paid in connection with the discontinuance of the ECSD.

     There were not material royalties from the sale of ECSD in the three or six months ended June 30, 1999 or 1998.

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

     The measurement date for the discontinuance was February 1998, at which time losses from January 1, 1998 through February 1998 were recorded and a provision (approximately $250,000) for discontinued operations (principally severance and non-cancelable lease costs) was made. Such amount aggregated approximately $803,000. At June 30, 1999, assets of the HCAD were approximately $0 and liabilities were approximately $100,000 consisting principally of trade payables.

     The provision for discontinued operations consists principally of payroll and other costs associated with the effort to discontinue, the write-off of inventories and other assets dedicated to HCAD and severance principally for the former HCAD President. At June 30, 1999, substantially all of such costs have been incurred and the remaining accrual is not material.

7. CONTINGENCIES


     On or about February 22, 1999, a purported shareholder derivative action was filed in United States District Court for the Eastern District of New York in connection with certain transactions culminating in the sale by the Company to Impleo, LLC of the Company's interest in Drew. The complaint named all of the Company's current directors and several former directors as defendants as well as Impleo, LLC and certain related entities and individuals (collectively, the "Defendants"). The complaint alleges violations of the federal securities laws and state law and challenge the Defendants' actions in connection with certain transactions, including but not limited to, (i) the April 14, 1998 restructuring of certain convertible notes; (ii) the October 1998 sale of 56.7% of Drew to Impleo, LLC; and (iii) the sale on March 4, 1999 to Impleo, LLC of the Company's remaining 33.3% interest in the Drew. In addition to seeking recovery on behalf of the Company for certain allegedly wrongful acts on the part of the Defendants, the complaint seeks, among other things, to enjoin or set aside any shareholder vote in connection with a proxy statement filed with the SEC on or about February 1, 1999 (pursuant to which the Company received approval of over 67% of its shareholders to sell its remaining 33.3% interest in Drew) and to block or rescind the sale of any interests in Drew to Impleo, LLC. The current Directors deny the allegations concerning any allegedly wrongful actions. In May 1999, all defendants filed motions to dismiss the complaint. Instead of responding to these motions, plaintiff filed and served an amended complaint in July 1999. The amended complaint dropped certain parties as defendants and raised several new allegations, including, but not limited to, the alleged failure to make adequate disclosure of the advice rendered by Mesa Partners to the Company and the alleged failure to seek separate shareholder approval for the October 1998 sale. The Company and its directors deny that they engaged in wrongful conduct and intend to file motions to dismiss the amended complaint. The parties have complaint. The parties have agreed that defendants' motions must be filed by September 13, 1999.

     In October 1998, the Company's HumanCAD Systems Inc. subsidiary filed an assignment in bankruptcy under the laws of the Province of Ontario, Canada and Fuller Landau Ltd., 151 Bloor St. West, Toronto, Canada, was appointed receiver and trustee. Certain creditors of the HumanCAD operations have filed or threatened to file claims against the Company for the debts of HumanCAD. One such action was filed by Miller Freeman, Inc. in the Civil Court of City of New York in the amount of approximately $18,000. The Company intends to vigorously defend itself in such action, however its ability to do so may be limited by its financial resources which are currently inadequate (See Note 1 - Going Concern Consideration and Form 10-KSB for the year ended December 31, 1998 including; Consolidated Financial Statements, Report of Independent Public Accountants and Management's Discussion and Analysis or Plan of Operations).

     The Company has an employment agreement with its CEO which calls for significant payments in the event of a change of control of the Company.

     In March 1999, the Company was notified that it is no longer a defendant in the Ulin & Holland Incorporated litigation against the Company's former Drew subsidiary.

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

     INCOME TAXES - The Company accounts for income taxes in accordance with Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes". The Company has not reflected a credit for income taxes in the accompanying Condensed Consolidated Statements of Operations for the three months ended June 30, 1999 and 1998, since the future availability of net operating loss carryforwards have been offset in full by valuation allowances in accordance with FASB Statement No. 109.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATIONS
         ---------------------

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS REPORT AND THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANINGS OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIESAND THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW IN FACTORS THAT MAY AFFECT FUTURE RESULTS
                                     --------------------------------------

     OVERVIEW

     BCAM International, Inc. and Subsidiaries (the "Company") has been primarily a software, technology and consulting company, specializing in providing ergonomic solutions (human factors engineering) to individuals, corporations and government. The Company's revenues had historically been derived primarily from ergonomic consulting services. Through a series of actions since approximately September 1997 including the acquisition of 100% of Drew Shoe Corporation ("Drew"), subsequent disposition of 100% of Drew and certain other restructuring activities (which are summarized in the following paragraph and described in more detail in Notes 3, 4 and 6 to the Condensed Consolidated Financial Statements included in this Form 10-QSB and in Notes 3, 4 and 5 to the Company's annual Consolidated Financial Statements included with Form 10-KSB for the year ended December 31, 1998), the Company is now a technology Company in the field of Intelligent Surface Technology ("IST") blending biomechanics and ergonomics with innovative electronic systems and software.

     The acquisition and restructuring activity since approximately September 1997 has included the following. On September 22, 1997, the Company acquired Drew as described in Note 4 to the Consolidated Financial Statements contained in Form 10-KSB for the year ended December 31, 1998. Drew is a manufacturer, marketer and distributor of medical footwear. The purchase of Drew was financed principally by the issuance of 10%/13% Convertible Notes and Warrants. In
December 1997 the Board of Directors of the Company decided to sell the operations of the Ergonomic Consulting Services Division ("ECSD") due to the inability of that business to generate operating profits for the Company as discussed further in Note 6. In February 1998, the Board of Directors of the Company decided to discontinue the HumanCAD Systems Operations ("HCAD") as a result of the lack of available financing, on acceptable terms to the Company, to further the necessary business development activities of that operation as discussed further in Note 6. In April 1998 the Company restructured the 10%/13% Convertible Notes which included granting a 10% interest in the common stock of Drew (and also 10% of the common stock of another subsidiary, BCAM Technologies, Inc.) to the noteholders as further discussed in Note 4. In October 1998, the Company sold 56.7% of Drew to the holder of the 10%/13% Convertible Notes and on March 4, 1999 it sold its remaining 33.3% interest in the common stock of Drew, after receipt of approval of the shareholders of the Company as discussed further in Note 3.

     The Company is now in discussions with others regarding potential financing and/or strategic transaction(s) for the Company going forward. Such discussions include the possibility of a merger with another company (which would result in a change of control of the Company) and the possible spin-off of the IST technology.

     RESULTS OF OPERATIONS

     Results of operations for the six months ended June 30, 1999 and 1998 were significantly impacted by restructuring developments including: (1) the sale of the Company's remaining 33.3% interest in Drew to the holders of the 10%/13% Convertible Notes ("Notes") in exchange for redemption of the remaining Notes and related interest (see Notes 3 and 4 to Condensed Consolidated Financial Statements), (2) the sale of the ECSD (in February 1998) and the measurement date for discontinuance of the HCAD operations (February 1998), (3) a charge to compensation expense in the first quarter of 1998 for certain options granted during 1997 which were at exercise prices below the market value when approved by the shareholders in February 1998, and (4) charges and costs, in the first quarter of 1998, related to the financing to acquire Drew (discussed below).

     DISCONTINUED OPERATIONS - As discussed in greater detail in Notes 3 and 6 to the Condensed Consolidated Financial Statements, the Company has recorded the operations of Drew, ECSD and HCAD as discontinued operations. Operations of these discontinued businesses in the six months ended June 30, 1998 (including provisions for losses on discontinuance of HCAD of approximately $250,000) resulted in losses of approximately $803,000 for HCAD and $4,967,000 for Drew including very substantial non-cash charges. Such non-cash charges included charges for the beneficial conversion feature of certain convertible notes (principally used for the Drew acquisition) pursuant to Emerging Issues Task
Force Statement # D-60 of approximately $3,079,000 and a charge for approximately $286,000 (related to HCAD) for the compensatory element of stock options granted in 1997 and approved by the shareholders in the six months ended June 30, 1998. Additionally, in the six months ended June 30, 1998, the following other charges and costs related to the Drew acquisition are included in results of discontinued operations: (i) amortization of debt discount and deferred finance costs of approximately $275,000 and (ii) interest on convertible notes of approximately $390,000. Drew's losses from operations from the measurement date (October 1998) to the date of sale (March 4, 1999) are deferred and then netted against the gain on the sale of Drew in the quarter ended June 30, 1999. In the six months ended June 30, 1999, the Company recorded a gain of approximately $997,000 on the sale of Drew in March, net of Drew's operating losses. The Company estimates that its 33.3% share of such losses of Drew for the period from October 1998 through March 4, 1999 exceeds $400,000 based upon information provided by Drew. The reader is referred for further information regarding these discontinued operations to Notes 3 and 6 to the Condensed Consolidated Financial Statements.

     These businesses were discontinued because, among other things,: (1) the Company could not service and/or refinance the debt related to the acquisition of Drew, (2) ECSD did not generate operating profits for the Company and (3) HCAD required capital which the Company could not obtain on favorable terms.

     ONGOING SELLING, GENERAL AND ADMINISTRATIVE COSTS - Selling, general and administrative costs decreased from approximately $900,000 and $335,000 in the six and three months ended June 30, 1998 to approximately $410,000 and $156,000 for the six and three months ended June 30, 1999. The three months ended June 30, 1998 amounts include reversal of approximately $140,000 of accruals made in the first quarter of 1998 and later determined to be unnecessary. The remaining decrease from 1998 to 1999 reflects significantly decreased costs associated with the Company's business plans subsequent to the decision to sell Drew. Such costs have been decreasing since approximately the third quarter of 1998 as the completion of the plan to sell Drew reduces the need for certain management and administrative personnel and facilities and other costs. The Company's plan is to further reduce such costs in 1999, if possible, as the sale of Drew is completed and until new financing or strategic business arrangements are completed.

     RESEARCH AND DEVELOPMENT COSTS - In the three and six months ended June 30, 1998, research and development costs consisted principally of costs associated with the Company's development of an alpha prototype of a "microvalve" in collaboration with a third party, MCNC, for potential use in its "ISTX" technology. Such costs and related development expenditures decreased to approximately $29,000 and $10,000 for the three and six months ended June 30, 1999 due to the Company's financial position and the stage of development activities at the time as well as the reversal of certain accruals in the quarter ended June 30, 1999 which were no longer considered necessary.

     LICENSE REVENUES - License revenues consist principally of revenues received from IST products and have not been significant to date. One Company licensee, Textron, has launched a new product, in September 1997, utilizing IST in an automobile seat. Annually, the Company must first deduct a credit due to Textron before earning any revenues in that year. To date, earned royalties have not materially exceeded the amount of the credit.

     LIQUIDITY AND CAPITAL RESOURCES

     As indicated in the accompanying consolidated financial statements, as of June 30, 1999, the Company had negative working capital of approximately ($755,000) and a shareholders' deficiency of approximately ($582,000), and for the six months then ended had losses from continuing operations of approximately ($439,000) with no revenues. Losses from continuing operations have continued since June 30, 1999. Further, the Company has a development agenda which requires additional financing. These factors, among others, indicate that the Company is in need of significant additional financing and/or a strategic business arrangement in order to continue its operations through the 1999 fiscal year. The Company believes that its cash resources at June 30, 1999 are insufficient to fund its operations through the third quarter of 1999 and it will be required to raise additional capital or enter into a strategic business arrangement in order to continue its planned operations.

     The Company's plans include undertaking a development program to miniaturize and lower the cost of IST applications in the belief that the result will be a more marketable product than the current IST application. The development and subsequent marketing is a multi-year project. In order to miniaturize and lower the cost of IST applications, the Company and MCNC (founded in 1980 as the Microelectronics Center of North Carolina and now known simply as MCNC) have completed an alpha prototype of a microvalve component to control air flow in the IST system. A beta (production ready) version of the MCNC microvalve would be the subject of further development about which the Company and MCNC have entered into a non-binding letter of intent. The Company's ability to perform such further development will be dependent upon its ability to obtain sufficient financial resources or its ability to enter into a strategic transaction which would provide the Company the resources to perform such development. Such further development would involve costs incurred under arrangements with MCNC as well as costs incurred by the Company. Beyond development, the Company would require capital to commercialize, market and sell. The Company's plans are to raise additional financing or enter into a strategic transaction in order to proceed with the development program. Other courses of action including the potential merger with another company (resulting in a change of control of the Company) and possible spin-off of the IST technology are being explored. At the present time, the Company is in discussion with potential sources of additional financing and with potential candidates for a strategic transaction. No assurance can be made that such discussions would result in definitive arrangements. These factors, among others, indicate that in the absence of additional financing or a strategic business arrangement, the Company does not have the financial resources to go forward with such further development and to continue as a going concern.

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

     For further information, refer to the audited consolidated financial statements and related notes thereto of the Company (at December 31, 1998 and for the two year periods then ended) included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

     In March 1999, the Company received approval of the Company's shareholders to sell the remaining 33.3% of Drew to the holders of the Company's Convertible Notes. As such, the Convertible Notes were retired in 1999. Such Convertible Notes had been due on April 14, 1999 and were secured by all of the assets of the Company (see Note 4 to Condensed Consolidated Financial Statements).

     In February 1999, the Company advised the holders of its 8% unsecured notes that it had passed on the payment of principal and interest in January 1999 and would be unable to make any further payments until a financial or strategic transaction was concluded. At June 30, 1999, approximately $50,000 of principal payments plus interest are in arrears.

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

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

THE COMPANY'S  FUTURE OPERATING  RESULTS ARE DEPENDENT ON THE COMPANY'S  ABILITY
TO: (I) OBTAIN SUFFICIENT CAPITAL OR A STRATEGIC BUSINESS ARRANGEMENT , WHICH IS REQUIRED IMMEDIATELY, TO FUND ITS CONTINUED OPERATIONS INCLUDING ITS DEVELOPMENT AND COMMERCIALIZATION PLANS, (II) PAY ITS DEBTS INCLUDING SIGNIFICANT PAYMENTS TO TRADE CREDITORS AND NOTEHOLDERS WHICH ARE PRESENTLY OVERDUE, (III) SUCCESSFUL COMPLETION OF DEVELOPMENT OF A LOWER COST AND SMALLER VERSION OFIST (IV) SUCCESSFUL BUSINESS DEVELOPMENT AND MARKETING EFFORTS TO, ASSUMING COMPLETION OF THE DEVELOPMENT EFFORT IN (III) ABOVE, INCREASE THE NUMBER OF LICENSEES, AND THE COMMERCIALIZATION OF IST BY ITS LICENSEES, (V) SUCCESSFULLY DEVELOP THE "MICROVALVE" AND INTEGRATE IT INTO IST, (VI) GENERAL ECONOMIC CONDITIONS AND CONDITIONS IN THE FINANCIAL AND TECHNOLOGY MARKETS.

     PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS
             -----------------

     On or about February 22, 1999, a purported shareholder derivative action was filed in United States District Court for the Eastern District of New York in connection with certain transactions culminating in the sale by the Company to Impleo, LLC of the Company's interest in Drew. The complaint named all of the Company's current directors and several former directors as defendants as well as Impleo, LLC and certain related entities and individuals (collectively, the "Defendants"). The complaint alleged violations of the federal securities laws and state law and challenge the Defendants' actions in connection with certain transactions, including but not limited to, (i) the April 14, 1998 restructuring of certain convertible notes; (ii) the October 1998 sale of 56.7% of Drew to Impleo, LLC; and (iii) the sale on March 4, 1999 to Impleo, LLC of the Company's remaining 33.3% interest in the Drew. In addition to seeking recovery on behalf of the Company for certain allegedly wrongful acts on the part of the Defendants, the complaint seeks, among other things, to enjoin or set aside any shareholder vote in connection with a proxy statement filed with the SEC on or about February 1, 1999 pursuant to which the Company received approval of over 67% of its shareholders to sell its remaining 33.3% interest in Drew and to block or rescind the sale of any interests in Drew to Impleo, LLC. The current Directors deny the allegations concerning any allegedly wrongful actions. In May 1999, all defendants filed motions to dismiss the complaint. Instead of responding to these motions, plaintiff filed and served an amended complaint in July 1999. The amended complaint dropped certain parties as defendants and raised several new allegations, including, but not limited to, the alleged failure to make adequate disclosure of the advice rendered by Mesa Partners to the Company and the alleged failure to seek separate shareholder approval for the October 1998 sale. The Company and its directors deny that they engaged in wrongful conduct and intend to file motions to dismiss the amended complaint. The parties have agreed that defendants' motions must be filed by September 13, 1999.

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

     In March 1999, the Company was notified that it is no longer a defendant in a lawsuit filed in January 1998 by Ulin & Holland Incorporated against the Company's then subsidiary, Drew, in United States District Court for the District of Massachusetts (see Form 10-QSB for the three months ended March 31,
1999).

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
             -----------------------------------------

     ELIMINATION OF SECURITIES WHICH ARE CONVERTIBLE INTO OR EXERCISABLE TO PURCHASE COMMON STOCK OF THE COMPANY See Item 6. Exhibits and Reports on Form 8-K as well as Notes 3 and 4 to Condensed Consolidated Financial Statements for a discussion of the redemption of $2,220,000 original principal amount plus $805,350 resulting from pay-in-kind interest of 10%/13% Convertible Notes plus accrued interest from September 19, 1998 and the resultant elimination of the conversion feature and warrants which were derivative into several million common shares of the Company.

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

     In  connection  with  the  amendment,  the  Company  was  obliged  to issue additional  shares to the  investors  to bring the total  shares from  1,980,198 originally invested up to 2,666,667 shares (inclusive of the 436,047 shares issued in August 1998 as discussed in the second preceding paragraph) based upon the $0.75 ceiling price in the amendment. Additionally, these investors requested a "repricing" of $190,000 of the offering in January 1999. The January "repricing" and the issuance of the new shares to reflect the new ceiling resulted in the issuance to the investors of an additional 2,259,827 shares on January 27, 1999. In May 1999, these investors requested an additional "repricing" of $127,500 of the offering requiring the issuance of 2,040,855 additional shares.

     Of the total dollar amount of the offering, only this $317,500 ($190,000 plus $127,500) of the $2,000,000 proceeds of the offering has been "repriced" leaving $1,682,500 still to be "repriced" at the holders option. The "repricing" of this amount ($1,682,500) at market prices for the Company's stock in July 1999 would result in a very significant number of additional shares being issued and in a change of control of the Company to these investors. The Company is in discussions with the representatives of the investors to restructure the "repricing" provisions in light of the very significant effects which would result at current prices of the Company's common stock. Such discussions to date have contemplated that the Company would enter into a merger transaction with another company. Such merger transaction continues to be in discussions but has not occurred.


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

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

            (a)  EXHIBITS.
            ---  ---------

                 27       Financial Data Schedule.


            (b)  REPORTS ON FORM 8-K
            ---  -------------------


During the quarter covered by this Report, and through the date of this report, the Company has not filed any reports on Form 8-K. See, however, such forms filed on December 22, 1998, January 11, 1999, February 26, 1999 and March 4, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BCAM INTERNATIONAL, INC.


Dated: August 10, 1999                 By: /s/  Michael Strauss
       ---------------                    --------------------
                                          Michael Strauss
                                          Chairman of the Board of  Directors,
                                          President and Chief Executive Officer
                                          (principal executive officer and
                                          acting principal financial and
                                          accounting officer)

                                INDEX OF EXHIBITS
                                -----------------

Exhibit No.                Exhibit
-----------                -------

27                         Financial Data Schedule