Form 10QSB
period 1999-09-30
BCAM INTERNATIONAL INC
filed 1999-11-19
CIK 856143

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

         [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended          September 30, 1999
                                                 -------------------------------

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
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

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


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YesX No

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No X

     As of November 19, 1999, the Company has 38,904,975 shares of Common Stock, 262,884 shares of Series A Convertible Acquisition Preferred Stock and 79,826 shares of Series B Convertible Acquisition Preferred Stock outstanding.

     Transitional Small Business Disclosure Format (check one): Yes ____ No X

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES


                                                                                                                    PAGE
                                                                                                                    -----

Part I - Financial Information

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets
              September 30, 1999 (Unaudited) and December 31, 1998                                                   F-2

              Condensed Consolidated Statements of Operations
              Nine and Three Months Ended September 30, 1999 and 1998 (Unaudited)                                    F-3

              Condensed Consolidated Statement of Stockholders' Deficiency
              Nine Months Ended September 30, 1999 (Unaudited)                                                       F-4

              Condensed Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 1999 and 1998 (Unaudited)                                              F-5

              Notes to Condensed Consolidated Financial Statements (Unaudited)                                      F-6/14

Item 2.       Management's Discussion and Analysis or Plan of Operation                                              15/17


Part II - Other Information

Item 1.       Legal Proceedings                                                                                      18

Item 2.       Changes in Securities and Use of Proceeds                                                              19/20

Item 4.       Submission of matters to a vote of security holders                                                    21/22

Item 6.       Exhibits and Reports on Form 8-K                                                                       23

              Signatures                                                                                             24

              Index of Exhibits                                                                                      25

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


                                                                                              September           December
                                      ASSETS                                                  30, 1999            31, 1998
                                      ------                                                  --------            --------
                                                                                             (Unaudited)          (Note 1)
Current assets:
     Cash                                                                                    $   226,000
     Accounts receivable, less allowance for contractual discounts
         and doubtful accounts of $56,000                                                         11,000        $    27,000
     Other current assets                                                                          1,000              1,000
                                                                                             -----------        -----------
              Total current assets                                                               238,000             28,000
Equipment, net of accumulated depreciation of $60,000 and $40,000                                 83,000            103,000
Technology costs, net of accumulated amortization of $294,000                                    883,000          1,009,000
Debt issuance costs, net of accumulated amortization of $28,000                                  124,000            124,000
                                                                                             -----------        -----------

              Totals                                                                         $ 1,328,000        $ 1,264,000
                                                                                             ===========        ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current liabilities:
     Notes payable (including obligations in default)                                        $   913,000        $ 1,971,000
     Accounts payable and accrued expenses                                                       367,000            453,000
                                                                                             -----------        -----------
              Total current liabilities                                                        1,280,000          2,424,000
Long-term debt, net of current portion                                                           350,000
Other liabilities                                                                                217,000             64,000
                                                                                             -----------        -----------
              Total liabilities                                                                1,847,000          2,488,000
                                                                                             -----------        -----------
Contingencies
Stockholders' deficiency:
     Preferred stock;  2,000,000 shares authorized in 1999; none issued Series A
     Acquisition Convertible Preferred Stock, par value $.01
         per share; 750,000 shares authorized in 1999; 262,884 shares issued and outstanding; liquidation preference $4,521,605
         ($17.20 per share)                                                                        3,000
     Series B Acquisition Convertible Preferred Stock, par value $.01 per share; 750,000 shares authorized in 1999; 79,826 shares
         issued and outstanding                                                                    1,000
     Series A Convertible Preferred Stock, par value $.001 per share;
         3,000,000 shares authorized in 1998; 2,658,511 shares issued
         and outstanding                                                                                              3,000
     Common stock, par value $.01 and $.001 per share; 65,000,000 and
         10,000,000 shares authorized; 40,846,820 and 3,000,000 shares
         issued                                                                                  408,000              3,000
     Stock subscriptions receivable                                                             (110,000)
     Additional paid-in capital                                                                6,618,000          3,378,000
     Accumulated deficit                                                                      (6,540,000)        (4,608,000)
     Less treasury stock - 763,182 shares of common stock at cost                               (899,000)
                                                                                              ----------        -----------
              Total stockholders' deficiency                                                    (519,000)        (1,224,000)
                                                                                              ----------        -----------

              Totals                                                                         $ 1,328,000        $ 1,264,000
                                                                                             ===========        ===========


See Notes to Condensed Consolidated Financial Statements.

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)




                                                Nine Months Ended               Three Months Ended
                                                  September 30,                     September 30,
                                            --------------------------     ---------------------------
                                                1999           1998             1999            1998
                                                ----           ----             ----            ----


Net revenues ...........................   $     18,000    $     63,000    $      5,000    $     22,000
                                           ------------    ------------    ------------    ------------

Operating expenses:
     Cost of revenues ..................         61,000         275,000           7,000          80,000
     Selling, general and administrative
         expenses ......................      1,057,000       1,530,000         453,000         524,000
                                           ------------    ------------    ------------    ------------
           Totals ......................      1,118,000       1,805,000         460,000         604,000
                                           ------------    ------------    ------------    ------------

Loss from operations ...................     (1,100,000)     (1,742,000)       (455,000)       (582,000)

Interest expense .......................        832,000         144,000         342,000          60,000
                                           ------------    ------------    ------------    ------------

Net loss ...............................   $ (1,932,000)   $ (1,886,000)   $   (797,000)   $   (642,000)
                                           ============    ============    ============    ============

Basic net loss per common share ........   $       (.10)   $       (.13)   $       (.03)   $       (.04)
                                           ============    ============    ============    ============

Basic weighted average number of
     common shares outstanding .........     19,637,000      14,831,000      28,323,000      14,831,000
                                           ============    ============    ============    ============

See Notes to Condensed Consolidated Financial Statements.

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)
                                    ($000's)

                              Series A Acq.  Series B Acq.
                              Convertible Convertible   Series A Conv.
                              Pref. Stk    Pref. Stk      Pref. Stk    Common Stk    Stock    Add'l             Treas Stk
                              ---------    ---------      ---------    ----------   Subscpts  Pd-in  Accmld    ---------
                             Shares  Amt  Shares  Amt   Shares   Amt  Shares    Amt  Rcvable Capital Deficit  Shares   Amt    Ttl
                             ------  ---  ------  ---   ------   ---  ------    --- -------- ------- -------  ------   ---    ---



Balance, January 1, 1999                                2,658,511 $3  3,000,000 $3           $3,378   $(4,608)              $(1,224)

Issuance of shares to note-
  holder as fee for deferral
  of monthly principal                                                  231,848                  34                              34
  payments
Effects of reverse
  acquisition and other
  concurrent transactions:
  Conversion of senior subor-
    dinated secured
    promissory notes into
    common stock                                                      8,333,333  8            1,242                            1,250
  Conversion of note payable
    to stockholder and related
    accrued interest into com-
    mon stock                                                         4,792,324  5              714                             719
  Proceeds from issuance of
    common stock                                                      6,583,809  7   $(110)     981                             878
  Issuance of common stock to
    consultants                                                       1,279,167  1              179                             180
  Net issuances of preferred
    and common shares in
    connection with business
    combination, net of
    related expenses of
    $273,000                 262,884 $3   79,826  $1 (2,658,511)(3)   3,501,339  253            221            763,182 $(899)  (424)
Shares issued in September
  1999 as market price
  adjustment pursuant to
  terms of acquired
  company's private
  placement in April 1998                                            13,125,000  131           (131)
Net loss                                                                                              (1,932)                (1,932)
                             ------- --   ------  --  --------- --   ---------- ---  -----   ------  -------   ------- -----  -----
Balance, September 30, 1999  262,884 $3   79,826  $1      -     $-   40,846,820 $408 $(110)  $6,618  $(6,540)  763,182 $(899) $(519)
                             ======= ==   ======  ==  ========= ==   ========== ==== =====   ======  =======   ======= =====  =====




See Notes to Condensed Consolidated Financial Statements.

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)




                                                                        1999            1998
                                                                        ----            ----

Operating activities:
     Net loss ....................................................   $(1,932,000)   $(1,886,000)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation of equipment ...............................        20,000         19,000
         Amortization of technology costs ........................       126,000        126,000
         Amortization of debt issuance costs and debt discount ...         4,000          4,000
         Deferred interest expense ...............................       815,000         72,000
         Issuance of preferred stock for consulting services .....       180,000
         Issuance of common stock as fee for deferral of principal
              payments on debt ...................................        34,000
         Changes in operating assets and liabilities:
              Accounts receivable ................................        16,000         (4,000)
              Other current assets ...............................        47,000
              Accounts payable and accrued expenses ..............       (21,000)      (284,000)
              Liability under agreement for purchase of technology    (1,025,000)
                                                                     -----------    -----------
                  Net cash used in operating activities ..........      (758,000)    (2,931,000)
                                                                     -----------    -----------

Investing activities - purchases of equipment ....................                      (66,000)
                                                                                    -----------

Financing activities:
     Proceeds from issuances of notes payable ....................       400,000
     Repayments of capital lease obligations .....................       (21,000)        (5,000)
     Proceeds from issuances of capital stock, net of expenses
         of $273,000 in 1999 .....................................       605,000        152,000
     Proceeds from stock subscriptions ...........................                      100,000
                                                                     -----------    -----------
                  Net cash provided by financing activities ......       984,000        247,000
                                                                     -----------    -----------

Net increase (decrease) in cash ..................................       226,000     (2,750,000)

Cash, beginning of period ........................................          --        2,839,000
                                                                     -----------    -----------

Cash, end of period ..............................................   $   226,000    $    89,000
                                                                     ===========    ===========

Supplemental disclosures of cash flow data:
     Interest paid ...............................................   $    65,000    $    72,000
                                                                     ===========    ===========




See Notes to Condensed Consolidated Financial Statements.

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Business and reverse acquisition and basis of presentation:

     Business and reverse acquisition:

     BCAM International, Inc., which was organized in 1984 in the State of New York, and its subsidiaries ("BCAM") had been primarily a software, technology and consulting company specializing in providing ergonomic solutions (human factors engineering) to individuals, corporations and governments. BCAM's revenues had historically been derived primarily from ergonomic consulting services. Such businesses were terminated in 1998. Through a series of transactions effective as of September 22, 1999, (i) BCAM transferred all of its technology holdings, assigned all of its licensing agreements and transferred $250,000 to ISTX, Inc. ("ISTX"), its 90%-owned subsidiary; (ii) ISTX agreed to assume substantially all of BCAM's liabilities (other than the contingent liabilities related to the pending stockholder derivative action described in Note 7; and (iii) BCAM spun off its 90% interest in ISTX through the declaration of a dividend of one share of ISTX for each share of common stock of BCAM held of record on September 22, 1999 (the "Spinoff"). As a result of the Spinoff, BCAM had virtually no business operations at the time of the exchange of shares described below, which was on September 23, 1999, which exchange was based on an earlier executed merger agreement.

     LungCheck Inc. ("LungCheck") was incorporated on January 30, 1997 in the State of Delaware for the purpose of acquiring, enhancing and marketing LungCheck(R) diagnostic test technology. The technology is used to provide a specialized sputum cytology laboratory service. The service includes a quantitative assessment of the pulmonary health of lung cells based on a comprehensive review of different cellular and noncellular indicators, as well as the early identification of cancer and other abnormal cells in the fluids found in the lungs known as sputum. The results of the assessment are included in a cytology report which is produced from a database and specialized software containing comparative pulmonary health information.

     As of September 23, 1999, BCAM had, effectively, 40,846,820 shares of common stock outstanding, with a par value of $.01 per share, including (i) 13,125,000 shares issued in connection with the settlement of rights held by certain purchasers of its common shares through a private placement in April 1998 (see Note 5 herein) and (ii) 1,666,667 shares sold, effectively, as of September 23, 1999 through a private placement for which it received proceeds of $250,000.

     As of September 23, 1999, LungCheck had 2,658,511 shares of Series A Convertible Preferred Stock outstanding (the "Old Series A Stock"), with a par value of $.001 per share and, effectively, 24,220,484 shares of common stock outstanding, with a par value of $.001 per share, including shares issued, effectively, as of that date as follows: (i) 8,333,333 shares issued in connection with the conversion of senior subordinated secured promissory notes in the principal amount of $1,250,000; (ii) 4,792,324 shares issued in connection with the conversion of a note payable and its liability for accrued interest thereon aggregating $719,000; (iii) 6,583,809 shares sold through a private placement for which it received proceeds of $878,000; and (iv) 1,279,167 shares issued to consultants for services in connection with the conversions and sales of shares described above and of the exchange of shares described below.

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Business and reverse acquisition and basis of presentation (continued):

     Business and reverse acquisition (concluded):

     As of September 23, 1999, BCAM was authorized to issue 2,000,000 shares of acquisition preferred stock. In September 1999, BCAM became authorized to issue up to 1,500,000 shares of acquisition preferred stock with a par value of $.01 per share of which up to 750,000 shares were designated as Series A Acquisition Convertible Preferred Stock (the "Series A Stock") and 750,000 shares were designated as Series B Acquisition Convertible Preferred Stock (the "Series B Stock"). As further explained in Note 6 herein, each share of Series A Stock is convertible into 150 shares of common stock, subject to certain conditions, and has a preference in liquidation of $17.20 per share, and each share of Series B Stock is convertible into 1,500 shares of common stock, but has no preference in liquidation. In addition, the holders of Series A Stock and Series B Stock are entitled to cast that number of votes equal to the number of shares of common stock into which a share of Series A Stock and a share of Series B Stock is convertible on each matter submitted to BCAM's stockholders for voting.

     On September 23, 1999, the merger agreement became effective and BCAM became obligated to issue 262,884 shares of Series A Stock to the holders of LungCheck's Old Series A Stock and 79,826 shares of Series B Stock to the holders of LungCheck's 24,220,484 shares of common stock that, effectively, were then outstanding (the "Merger"). As a result of the Merger, (i) LungCheck became a wholly-owned subsidiary of BCAM; and (ii) BCAM had the equivalent of 200,018,212 voting shares outstanding, of which 159,171,392 shares, or approximately 80%, were held by the owners of the preferred and common stock of LungCheck prior to the Merger and 40,846,820 shares, or approximately 20%, were held by the owners of the common stock of BCAM prior to the Merger.

     Since BCAM had no business operations immediately prior to the Merger as a result of the Spinoff described above, and since the former stockholders of LungCheck owned 80% of the voting stock of BCAM, the Merger has been treated effective as of September 23, 1999 as a "purchase business combination" and a "reverse acquisition" for accounting purposes in which BCAM was the legal acquirer and LungCheck was the accounting acquirer. As a result, the assets and liabilities of the accounting acquirer, LungCheck, continued to be recorded at their historical carrying values as of September 23, 1999; however, common stock and additional paid-in capital were adjusted as of September 23, 1999 to reflect the $.01 per share par value of the shares of the legal acquirer, BCAM. In addition, the accompanying condensed consolidated financial statements for the periods prior to September 23, 1999 are comprised, effectively, of the historical financial statements of LungCheck.

     As used herein, the "Company" refers to LungCheck prior to the Merger and LungCheck together with BCAM subsequent to the Merger.

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Business and reverse acquisition and basis of presentation (continued):

     Basis of presentation:

     The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated in significant revenues from the LungCheck(R) diagnostic test technology that is its principal asset, and its operations have generated losses and cash flow deficiencies from its inception on January 30, 1997. The Company has substantial working capital and stockholders' deficiencies and was in violation of certain of its covenants in its loan agreement as of September 30, 1999. Management expects that such losses and cash flow deficiencies will continue through at least December 31, 2001 while the Company continues to develop markets for its services. Such matters raise substantial doubts about the Company's ability to continue as a going concern and realize the carrying value of its technology unless the Company is able to obtain additional financing within the next several months and, ultimately, increase revenues and generate sufficient profits and cash flows to sustain its operations.

     During the first nine months of 1999, the Company consummated the Merger and management began to reorganize the Company's operations. The Company has engaged a consulting firm specializing in medical sales and marketing strategies to prepare a business plan and explore strategic alternatives which include, among other things, other potential sources of financing. Expenses have been reduced through the outsourcing of certain medical, sales and marketing positions. The Company has also reduced expenses by eliminating certain internal personnel costs and other costs of services through an agreement whereby a medical diagnostic company is processing LungCheck(R) tests and reporting on their results. In addition, management believes the Company has developed a more viable marketing strategy. This strategy focuses on the promotion of prevention programs, instead of monitoring programs, and on the occupational health and corporate wellness program markets.

     In order to implement its new marketing strategy and enable the Company to become commercially successful, the Company will need to restructure its debt and obtain additional debt and/or equity financing. From its inception through September 30, 1999, the Company obtained financing primarily from loans from InterEquity Capital Partners ("InterEquity"), a small business investment company; loans from stockholders and other related parties; the private placement of convertible bridge notes (which were subsequently converted into preferred and warrants to purchase common stock) and secured promissory notes; and the private placement of units of shares of preferred stock and warrants to purchase common stock. Management is continuing its efforts to obtain additional debt and/or equity financing for the Company from financial institutions, other private investors and potential strategic partnerships, but there is no assurance the same can be obtained.

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Business and reverse acquisition and basis of presentation (concluded):

     Basis of presentation (concluded):

     Management cannot assure that the Company will be able to develop a successful marketing strategy or obtain the financing needed to develop commercially successful operations through any other means. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 1999, and its results of operations for the nine and three months ended September 30, 1999 and 1998, its changes in stockholders' deficiency for the nine months ended September 30, 1999 and its cash flows for the nine months ended September 30, 1999 and 1998.

     BCAM previously filed with the Securities and Exchange Commission (the "SEC"): (i) an annual report on Form 10-KSB (the "Form 10-KSB"), which included audited consolidated financial statements of BCAM and its subsidiaries as of December 31, 1998 and for the years ended December 31, 1998 and 1997; and (ii) a report on Form 8-K (the "Form 8-K") as of September 23, 1999 which included audited financial statements of LungCheck as of December 31, 1998 and for the year ended December 31, 1998 and the period from January 30, 1997 (date of inception) to December 31, 1997. Information included in the consolidated balance sheet as of December 31, 1998 has been derived from the audited balance sheet of LungCheck included in the Form 8-K. Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the financial statements, notes to the financial statements and the other information included in the Form 10-KSB and the Form 8-K. The Company's results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results of its operations for the year ending December 31, 1999.

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - Net earnings (loss) per share:

     The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings (loss) per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock (net income or loss adjusted for preferred dividend requirements, if any) by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants and the conversion of preferred stock, were issued during the period.

     As explained in Note 1, each share of common stock issued by LungCheck (the accounting acquirer in the reverse acquisition) prior to or concurrent with the Merger on September 23, 1999 was converted into .0032958 shares of Series B Stock. As explained in Note 6, the shares of Series B Stock do not have any liquidation preference and have rights to dividends that are equivalent to those of a share of common stock of BCAM (the legal acquirer in the reverse acquisition). In addition, each share of Series B Stock is convertible into 1,500 shares of BCAM common stock. Accordingly, the Company has computed the weighted average number of common shares outstanding for the nine months and three months ended September 30, 1999 and 1998 as if a share of LungCheck common stock outstanding prior to the Merger was equivalent to 4.9437 shares of BCAM common stock and a share of Series B Stock was equivalent to 1,500 shares of BCAM common stock. The shares held by the common stockholders of BCAM prior to the Merger have been included in the computation of the weighted average number of common shares outstanding for the nine months and three months ended September 30, 1999 from September 23, 1999, the effective date of the Merger.

     No diluted per share amounts have been presented in the accompanying condensed consolidated statements of operations because the assumed effects of the exercise of options and warrants outstanding at September 30, 1999 and 1998, the assumed exercise of the Series A Stock outstanding at September 30, 1999 and the Old Series A Stock outstanding at September 30, 1998 would have been anti-dilutive.

Note 3 - Income taxes:

     As of September 30, 1999, the Company had net operating loss carryforwards of approximately $5,832,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2019. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $1,982,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of September 30, 1999.

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 3 - Income taxes (concluded):

     The Company had also offset the potential benefits from net operating loss carryforwards by equivalent valuation allowances during 1998. As a result of the increases in the valuation allowance of $656,000 and $641,000 during the nine months ended September 30, 1999 and 1998, respectively, no credits for income taxes are included in the accompanying consolidated statements of operations.


Note 4 - Long-term debt:

     Long-term debt was comprised of the following at September 30, 1999 and December 31, 1998:

                                                                                                      September          December
                                                                                                      30, 1999           31, 1998
                                                                                                      --------           --------

                   Note  originally  payable to InterEquity in monthly  installments  of $24,057 including  interest at 12% through  December  31,  2002;  net of  unamortized discount of $16,000  and  $20,000;  secured by a first lien on  substantially all of the  Company's  assets.  The Company was in  violation of certain loan covenants  as of  September  30,  1999 and,  as a result,  payments  totaling
                   $696,000  originally  due in years  subsequent to December 31, 1999 have been
                   reclassified as current liabilities (A)                                          $   913,000          $908,000

                   Note payable to LungCheck  Ltd. for the purchase of technology  with interest at 10%;  payable on December 30, 2002;  secured by the  Company's  technology
                   (B)                                                                                   50,000           350,000

                   Note payable to  stockholder;  with interest at 10%; Note and related accrued interest of $106,000 was satisfied via its  conversion  into 15,795 shares of
                   Series B Acquisition Convertible Preferred Stock on September 23, 1999                                 613,000

                   Noninterest bearing loan payable to stockholder due on demand (C)                  _________           100,000

                                                                                                      1,263,000         1,971,000
                   Less current portion                                                                 913,000         1,971,000
                                                                                                      ---------         ---------

                   Long-term debt                                                                   $   350,000         $   -
                                                                                                    ===========         =========

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 4 - Long-term debt (concluded):

     (A)On January 15, 1999, the loan agreement was amended to allow the Company to defer any monthly principal payment due in 1999. The Company will be required to issue the number of shares of its common stock that equals the principal amount deferred multiplied by 1.5 to InterEquity as a fee for each payment deferred. LungCheck issued a total of 231,848 shares of common stock (the equivalent of 764 Series B shares) with an aggregate fair value of $34,000 as deferral fees during the nine months ended September 30, 1999. The principal balance remaining as of December 31, 1999 is being amortized through equal monthly payments, including interest at 12%, over the period from January 1, 2000 through December 31, 2002. Management expects that the term of the loan plus certain other covenants will be renegotiated prior to January 1, 2000.

     (B) The rights to payments and the interests in the pledged assets are subordinated to the rights of InterEquity. See Notes 4 and 6 in the Form 8-K.

     (C) On January 15, 1999, the $100,000 loan became evidenced by a senior subordinated promissory note with a principal balance of $250,000. The discount on the note of $150,000 was amortized to expense over the period from January 1, 1999 to September 23, 1999. Such note was satisfied via its conversion into 5,493 shares of Series B Acquisition Convertible Preferred Stock on September 23, 1999.

     Interest expense on loans from related parties totaled approximately $221,000 and $71,000 for the nine months ended September 30, 1999 and 1998, respectively.

     Management believes that the fair value of the Company's note payable to InterEquity does not differ materially from their aggregate carrying value at September 30, 1999 because the note is a short-term obligation with terms that were recently renegotiated. Because of the relationship between the Company and its related parties, management believes that there is no practical method that can be used to determine the fair values of notes and loans payable to related parties.


Note 5 - Adjustments to number of shares issued through private placement:

     Beginning on April 14, 1998, BCAM commenced a private offering of its common stock and warrants. The offering generated aggregate proceeds of $2,000,000 from the sale of 1,980,198 shares of common stock and warrants to purchase 250,000 shares of common stock exercisable at $2.05 per share for a period of three years subsequent to the date of sale. However, the number of shares of common stock sold was subject to "repricing adjustments" based on the market value of the shares at specified dates. BCAM issued a total of 4,736,729 shares of common stock prior to September 1999 as a result of repricing adjustments and 13,125,000 shares of common stock in September 1999 pursuant to agreements that canceled its obligations with respect to the issuance of any additional shares as a result of repricing adjustments.

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 6 - Preferred stock:

     As of September 30, 1999, the Company was authorized to issue up to 750,000 shares of Series A Stock, of which 262,884 shares were outstanding, and 750,000 shares of Series B Stock, of which 79,826 shares were outstanding (see Note 1). Each share of Series A Stock has a par value of $.01 per share and a preference in liquidation of (i) $17.20 per share plus (ii) all declared but unpaid dividends, or if greater, a portion of the remaining assets of the Company which are distributable to the holders of the common stock equal to an amount which would have been distributed if the Series A Stock had been converted into common stock immediately prior to the date of such liquidation. Each share of Series A Stock is convertible into 150 shares of common stock, subject to certain conditions. Each share of Series B Stock has a par value of $.01 per share, no preference in liquidation and is automatically convertible into 1,500 shares of common stock immediately after the Company effectuates a 1-for-15 reverse split of its common stock. In addition, the holders of Series A Stock and Series B Stock are entitled
     (i) to cast that number of votes equal to the number of shares of common stock into which a share of Series A Stock and a share of Series B Stock is convertible on each matter submitted to BCAM's stockholders for voting and
     (ii) to dividends (whether in cash or property or securities, other than dividends which are paid or intended to be paid in connection with distributions of the Company's assets upon the voluntary or involuntary liquidation, dissolution or winding up of the Company) when declared by the Company's Board of Directors on the common stock, on an as converted basis, and before any payment is made to the holders of the common stock.


Note 7 - Contingencies:

     On or about February 22, 1999, a stockholder derivative action was filed in United States District Court for the Eastern District of New York in connection with certain transactions culminating in the sale by BCAM of its interest in one of its former subsidiaries, Drew Shoe Corporation ("Drew") to Impleo, LLC ("Impleo"). The complaint named all of BCAM's then current directors and several former directors as defendants as well as Impleo and certain related entities and individuals (collectively, the "Defendants"). The complaint alleges violations of the Federal securities laws and state law and challenges the Defendants' actions in connection with certain transactions including but not limited to (i) the April 14, 1998 restructuring of certain convertible notes; (ii) the October 1998 sale of a 56.7% interest in Drew to Impleo and (iii) the sale of BCAM's remaining 33.3% interest in Drew to Impleo on March 4, 1999. In addition to seeking recovery on behalf of BCAM for certain allegedly wrongful acts on the part of the Defendants, the complaint seeks, among other things, to enjoin or set aside any stockholder vote in connection with a proxy statement filed with the SEC on or about February 1, 1999 (pursuant to which BCAM received approval of over 67% of its stockholders to sell its remaining 33.3% interest in Drew) and to block or rescind the sale of any interests in Drew to Impleo. BCAM's directors deny the allegations concerning any allegedly wrongful actions.

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 7 - Contingencies (concluded):

     In May 1999, the Defendants filed motions to dismiss the complaint. Instead of responding to these motions, plaintiff filed and served an amended complaint in July 1999. The amended complaint dropped certain parties as defendants and raised several new allegations, including, but not limited to, the alleged failure to make adequate disclosure of the advice rendered by a consultant to BCAM and the alleged failure to seek separate stockholder approval for the October 1998 sale. The Company and its directors deny that they engaged in wrongful conduct and on September 13, 1999 the defendants served motions to dismiss the amended complaint. The Plaintiff's response is due on November 22, 1999 and the Defendant's reply papers are due on December 14, 1999.

     In connection with the Merger described above, BCAM's liabilities as of September 23, 1999 were assumed by ISTX except with respect to the stockholder derivative action described above. However, the assumption of such liabilities was completed "with recourse." As a result, if ISTX should default on the liabilities of BCAM it assumed, the Company would be liable for payment. As of September 30, 1999, the Company was contingently liable for liabilities assumed by ISTX of approximately $515,000. Management cannot determine what amount, if any, the Company may have to pay, and the Company had not accrued any liability for payments, in connection with this matter.


                                      * * *

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATIONS



EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS REPORT AND THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANINGS OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW IN FACTORS THAT MAY AFFECT FUTURE

Overview:

LungCheck is a medical technology company whose products identify the presence of the most common forms of lung irritants and monitor cellular abnormalities in the lungs thereby assisting physicians with the early detection of disease. LungCheck provides innovative pathology services in conjunction with its primary product called LungCheck(R), a quantitative sputum cytology test. The LungCheck diagnostic test utilizes a patented collection device whereby the patient or physician collects a sputum specimen and then mails the specimen container to the Company's contracted laboratories for processing, evaluation and interpretation. The service includes a quantitative assessment of the sputum which entails a comprehensive review of several cellular and noncellular indicators, as well as pre-cancerous and cancerous cells found in the sputum fluid of the lungs. The technical results of the pathology assessment are communicated to the physician in a cytology report which is produced using a cyto-pathology database and specialized computer software developed by the Company. This software enables the pathology information of an individual to be compared and benchmarked against a larger population of patients along with the accompanying demographic and disease specific information.

In addition to seeking to market its products and services to specialty medical providers, the Company has been seeking to market to large companies within the occupational health market that are compelled (by governmental or self-imposed standards) to screen and monitor their employee populations for lung disease. The Company also offers its products to large corporations and non-corporate organizations such as unions and the military that are part of the occupational health market. The Company plans to expand on this strategy by marketing to the life and health insurance industry for risk assessment screenings as well as to companies of organized medical service providers. To date, sales have not been significant.

Results of Operations

Results of operations for the nine months ended September 30, 1999 and 1998 were impacted by limitations on resources, primarily financial, which inhibited marketing activities. In particular, the Company was in negotiations to raise additional capital from approximately June 1998 through September 1999, at which time it consummated a series of transactions resulting in a recapitalization and merger. During this time, the Company was periodically advanced funds by a major stockholder, a portion of which was converted into capital stock in connection with the recapitalization.

Revenues decreased from $63,000 and $22,000 in the nine and three months ended September 30, 1998 to $18,000 and $5,000 for the nine and three months ended September 30, 1999. This decrease arose from two research programs that were conducted on behalf of organizations in 1998 that were absent in 1999, and the decline in revenues from a significant multi-specialty clinic. In addition, the Company's limited cash resources did not allow for aggressive marketing and sales activities. To partially offset the declining sales trend, in January 1999, the Company began offering the LungCheck(R) diagnostic test technology to a major corporation that provides "wellness" testing to its employees.

Costs of revenues declined $214,000 and $73,000, respectively, to $61,000 and $7,000 for the nine and three months ending September 30, 1999 as compared to the same periods in 1998 due to the closing, in March 1999, of the Company's laboratory facility. In conjunction with the laboratory's closure, the Company entered into an agreement whereby a medical diagnostic company is processing LungCheck(R) tests and reporting on their results, thereby reducing the high fixed costs of lab personnel and other lab expenditures.

Selling, general and administrative expenses decreased from $$1,530,000 and $524,000 in the nine and three months ended September 30, 1998 to $1,057,000 and $453,000 for the nine and three months ended September 30, 1999. This reduction arises from the elimination of certain sales and office personnel, decreased travel expenses, and a decrease in consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

As indicated in the accompanying condensed consolidated financial statements, as of September 30, 1999, the Company had not generated any significant revenues from the LungCheck(R) diagnostic test technology that is its principal asset, and its operations have generated losses and cash flow deficiencies from its inception on January 30, 1997. The Company has substantial working capital and stockholders' deficiencies, and was in violation of certain of the covenants in its loan agreements as of September 30, 1999. Management expects that losses and cash flow deficiencies will continue through at least December 31, 2001 while the Company continues to develop markets for its services. Such matters raise substantial doubt about the Company's ability to continue as a going concern and realize the carrying value of its technology unless the Company is able immediately to obtain additional financing and, ultimately, increase revenues and generate sufficient profits and cash flows to sustain its operations.

On September 23, 1999, the Company completed a merger and recapitalization which generated proceeds, net of expenses of $605,000. As a result of the consummation of this transaction, management of the Company believes that the Company has sufficient cash flow to sustain its activities through November 15, 1999.

The Company anticipates that it will need to raise $1,700,000 immediately to satisfy its cash requirements for the next twelve months (or a lessor sum to sustain operations for a shorter period). Although management is continuing its efforts to obtain additional debt and/or equity financing for the Company from financial institutions, other private investors and potential strategic partnerships, it has no arrangements with respect to, or resources of, additional financing. Accordingly, there can be no assurance that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all, which could have a material adverse effect on the Company's long-term viability, and thus, as to the continuance of the Company.


THE YEAR 2000 ISSUE

At the Company's corporate office, information systems are principally utilized for general accounting and administration. During 1998, the Company upgraded such system and currently believes it to be Year 2000 compliant.




PART II. OTHER INFORMATION

     Item 1. Legal proceedings

     On or about February 22, 1999, a shareholder derivative action was filed in United States District Court for the Eastern District of New York in connection with certain transactions culminating in the sale by the Company to Impleo, LLC of the Company's interest in Drew. The complaint named all of the Company's current directors and several former directors as defendants as well as Impleo, LLC and certain related entities and individuals (collectively, the "Defendants"). The complaint alleged violations of the federal securities laws and state law and challenge the Defendants' actions in connection with certain transactions, including but not limited to, (i) the April 14, 1998 restructuring of certain convertible notes; (ii) the October 1998 sale of 56.7% of Drew to Impleo, LLC; and (iii) the sale on March 4, 1999 to Impleo, LLC of the Company's remaining 33.3% interest in the Drew. In addition to seeking recovery on behalf of the Company for certain allegedly wrongful acts on the part of the Defendants, the complaint seeks, among other things, to enjoin or set aside any shareholder vote in connection with a proxy statement filed with the SEC on or about February 1, 1999 pursuant to which the Company received approval of over 67% of its shareholders to sell its remaining 33.3% interest in Drew and to block or rescind the sale of any interests in Drew to Impleo, LLC. The current Directors deny the allegations concerning any allegedly wrongful actions. In May 1999, all defendants filed motions to dismiss the complaint. Instead of responding to these motions, plaintiff filed and served an amended complaint in July 1999. The amended complaint dropped certain parties as defendants and raised several new allegations, including, but not limited to, the alleged failure to make adequate disclosure of the advice rendered by Mesa Partners to the Company and the alleged failure to seek separate shareholder approval for the October 1998 sale. The Company and its directors deny that they engaged in wrongful conduct and intend to file motions to dismiss the amended complaint. On September 13, 1999, the Defendants refiled the motion to dismiss the complaint. The Plaintiffs opposition papers must be served by November 22, 1999 and Defendants' reply papers must be served by December 14, 1999.

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

     Item 2. Changes in Securities and Use of Proceeds

     On September 23, 1999, BCAM, through its wholly-owned subsidiary, LungCheck Health, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated September 15, 1999, acquired LungCheck, in a statutory merger of LungCheck into LungCheck Health (the "Merger").

     The terms of the Merger Agreement provide that each outstanding share of LungCheck common stock, par value $.001, immediately prior to the Merger shall be converted into 0.0032958 of a share of BCAM Series B convertible acquisition preferred stock, par value $.01 per share ("BCAM Series B Preferred"), and that each share of LungCheck preferred stock, par value $.001 per share shall be converted into 0.098884 of a share of BCAM Series A convertible acquisition preferred stock, par value $.01 per share ("BCAM Series A Preferred"). The Company issued 262,884.229 shares of BCAM Series A Preferred Stock and 79,891.425 shares of BCAM Series B Preferred Stock for this purpose. For a detailed description of the terms, conditions and preferences of the BCAM Series A Preferred Stock and BCAM Series B Preferred Stock, see the Company's Report on Form 8-K and exhibits thereto, filed with the Securities and Exchange Commission on October 8, 1999. After the completion of the exchange by the LungCheck stockholders and upon conversion and of the BCAM Series A and B preferred stock into common stock of the Company, the stockholders of LungCheck will become the holders of approximately 80% of the total issued and outstanding common stock of the Company. In addition, the holders of certain options and warrants to purchase LungCheck common stock will be issued options to purchase up to an aggregate of 48,332 shares of BCAM Series B Preferred Stock. The securities described in the above transaction were issued under the exemption from registration provided by Rule 506 promulgated under the Securities Act of 1933.


Elimination of Repricing Rights

     In a transaction related to the Merger, the Company issued 13,125,000 shares of its common stock to the holders of certain shares of common stock (the "Investors") acquired in a 1997 private placement (as amended in December 1998) who were granted certain "repricing rights" based upon the market value of the Company's common stock. Such issuance was in full satisfaction of the "repricing rights."

New Investment into BCAM

     In another transaction with the Investors which was related to the Merger, the Company issued an aggregate of 10,986 shares of the Company's Series B Preferred Stock and 1,666,667 shares of the Company's common stock to the Investors. The price paid by the Investors for each share of the Company's Series B Preferred Stock was $45.50 and the price per share paid by such investors for the Company's common stock was $.1499 per share, for an aggregate consideration of $750,000. The securities described above were issued pursuant to the exemption from registration provided by Rule 506 as promulgated under the Securities Act of 1933.

     Item 3. Defaults Upon Senior Securities

     At September 30, 1999 and the date hereof, the Company was in violation of certain loan covenants contained in its loan agreement dated as of December 1997, as amended, with Interequity Capital Partners, L.P. ("Interequity") (the "Loan Agreement"). The Company's obligations under the Loan Agreement are secured by a first priority lien in favor of Interequity on substantially all of the Company's assets. See Note 4 to Condensed Consolidated Financial Statements.

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

     27 Financial Data Schedule.


     (b) Reports on Form 8-K

     During the quarter covered by this Report, the Company has not filed any reports on Form 8-K. See, however, Form 8-K filed by the Company on October 8, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   BCAM INTERNATIONAL, INC.


Dated:  November 19, 1999       By: /s/  Michael Strauss
                                   --------------------
                                   Michael Strauss
                                   Chairman of the Board of  Directors,
                                   President and Chief Executive Officer
                                   (principal executive officer and acting
                                   principal financial and accounting officer)

                                INDEX OF EXHIBITS

Exhibit No.                Exhibit

27                         Financial Data Schedule