Form 10QSB/A
period 1999-09-30
BCAM INTERNATIONAL INC
filed 1999-12-14
CIK 856143

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




See Notes to Condensed Consolidated Financial Statements.

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Business and reverse acquisition and basis of presentation:

     Business and reverse acquisition:

     BCAM International, Inc., which was organized in 1984 in the State of New York, and its subsidiaries ("BCAM") had been primarily a software, technology and consulting company specializing in providing ergonomic solutions (human factors engineering) to individuals, corporations and governments. BCAM's revenues had historically been derived primarily from ergonomic consulting services. Such businesses were terminated in 1998. Through a series of transactions effective as of September 22, 1999, (i) BCAM transferred all of its technology holdings, assigned all of its licensing agreements and transferred $250,000 to ISTX, Inc. ("ISTX"), its 90%-owned subsidiary; (ii) ISTX agreed to assume substantially all of BCAM's liabilities (other than the contingent liabilities related to the pending stockholder derivative action described in Note 7); and (iii) BCAM spun off its 90% interest in ISTX through the declaration of a dividend of one share of ISTX for each share of common stock of BCAM held of record on September 22, 1999 (the "Spinoff"). As a result of the Spinoff, BCAM had virtually no business operations at the time of the exchange of shares described below, which was on September 23, 1999, which exchange was based on an earlier executed merger agreement.

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


Note 4 - Long-term debt:

     Long-term debt was comprised of the following at September 30, 1999 and December 31, 1998:


                                                                                                      September          December
                                                                                                      30, 1999           31, 1998
                                                                                                      --------           --------

                   Note  originally  payable to InterEquity in monthly  installments  of $24,057 including  interest at 12% through  December  31,  2002;  net of  unamortized discount of $16,000  and  $20,000;  secured by a first lien on  substantially all of the  Company's  assets.  The Company was in  violation of certain loan covenants  as of  September  30,  1999 and,  as a result,  payments  totaling
                   $696,000  originally  due in years  subsequent to December 31, 1999 have been
                   reclassified as current liabilities (A)                                          $   913,000          $908,000

                   Note payable to LungCheck  Ltd. for the purchase of technology  with interest at 10%;  payable on December 30, 2002;  secured by the  Company's  technology
                   (B)                                                                                  350,000           350,000

                   Note payable to  stockholder;  with interest at 10%; Note and related accrued interest of $106,000 was satisfied via its  conversion  into 15,795 shares of
                   Series B Acquisition Convertible Preferred Stock on September 23, 1999                                 613,000

                   Noninterest bearing loan payable to stockholder due on demand (C)                                      100,000
                                                                                                      ---------         ---------
                                                                                                      1,263,000         1,971,000
                   Less current portion                                                                 913,000         1,971,000
                                                                                                      ---------         ---------

                   Long-term debt                                                                   $   350,000         $   -
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


Note 7 - Contingencies:

     On or about February 22, 1999, a stockholder derivative action was filed in United States District Court for the Eastern District of New York in connection with certain transactions culminating in the sale by BCAM of its interest in one of its former subsidiaries, Drew Shoe Corporation ("Drew") to Impleo, LLC ("Impleo"). The complaint named all of BCAM's then current directors and several former directors as defendants as well as Impleo and certain related entities and individuals (collectively, the "Defendants"). The complaint alleges violations of the Federal securities laws and state law and challenges the Defendants' actions in connection with certain transactions including but not limited to (i) the April 14, 1998 restructuring of certain convertible notes; (ii) the October 1998 sale of a 66.7% interest in Drew to Impleo and (iii) the sale of BCAM's remaining 33.3% interest in Drew to Impleo on March 4, 1999. In addition to seeking recovery on behalf of BCAM for certain allegedly wrongful acts on the part of the Defendants, the complaint seeks, among other things, to enjoin or set aside any stockholder vote in connection with a proxy statement filed with the SEC on or about February 1, 1999 (pursuant to which BCAM received approval of over 67% of its stockholders to sell its remaining 33.3% interest in Drew) and to block or rescind the sale of any interests in Drew to Impleo. BCAM's directors deny the allegations concerning any allegedly wrongful actions.

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




PART II. OTHER INFORMATION

     Item 1. Legal proceedings


     On or about February 22, 1999, a shareholder derivative action was filed in United States District Court for the Eastern District of New York in connection with certain transactions culminating in the sale by the Company to Impleo, LLC of the Company's interest in Drew. The complaint named all of the Company's current directors and several former directors as defendants as well as Impleo, LLC and certain related entities and individuals (collectively, the "Defendants"). The complaint alleged violations of the federal securities laws and state law and challenge the Defendants' actions in connection with certain transactions, including but not limited to, (i) the April 14, 1998 restructuring of certain convertible notes; (ii) the October 1998 sale of 66.7% of Drew to Impleo, LLC; and (iii) the sale on March 4, 1999 to Impleo, LLC of the Company's remaining 33.3% interest in the Drew. In addition to seeking recovery on behalf of the Company for certain allegedly wrongful acts on the part of the Defendants, the complaint seeks, among other things, to enjoin or set aside any shareholder vote in connection with a proxy statement filed with the SEC on or about February 1, 1999 pursuant to which the Company received approval of over 67% of its shareholders to sell its remaining 33.3% interest in Drew and to block or rescind the sale of any interests in Drew to Impleo, LLC. The current Directors deny the allegations concerning any allegedly wrongful actions. In May 1999, all defendants filed motions to dismiss the complaint. Instead of responding to these motions, plaintiff filed and served an amended complaint in July 1999. The amended complaint dropped certain parties as defendants and raised several new allegations, including, but not limited to, the alleged failure to make adequate disclosure of the advice rendered by Mesa Partners to the Company and the alleged failure to seek separate shareholder approval for the October 1998 sale. The Company and its directors deny that they engaged in wrongful conduct and intend to file motions to dismiss the amended complaint. On September 13, 1999, the Defendants refiled the motion to dismiss the complaint. The Plaintiffs opposition papers must be served by November 22, 1999 and Defendants' reply papers must be served by December 14, 1999.


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


     The terms of the Merger Agreement provide that each outstanding share of LungCheck common stock, par value $.001, immediately prior to the Merger shall be converted into 0.0032958 of a share of BCAM Series B convertible acquisition preferred stock, par value $.01 per share ("BCAM Series B Preferred"), and that each share of LungCheck preferred stock, par value $.001 per share shall be converted into 0.098884 of a share of BCAM Series A convertible acquisition preferred stock, par value $.01 per share ("BCAM Series A Preferred"). The Company issued 262,884.229 shares of BCAM Series A Preferred Stock and 79,826 shares of BCAM Series B Preferred Stock for this purpose. For a detailed description of the terms, conditions and preferences of the BCAM Series A Preferred Stock and BCAM Series B Preferred Stock, see the Company's Report on Form 8-K and exhibits thereto, filed with the Securities and Exchange Commission on October 8, 1999. After the completion of the exchange by the LungCheck stockholders and upon conversion and of the BCAM Series A and B preferred stock into common stock of the Company, the stockholders of LungCheck will become the holders of approximately 80% of the total issued and outstanding common stock of the Company. In addition, the holders of certain options and warrants to purchase LungCheck common stock will be issued options to purchase up to an aggregate of 48,332 shares of BCAM Series B Preferred Stock. The securities described in the above transaction were issued under the exemption from registration provided by Rule 506 promulgated under the Securities Act of 1933.



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

New Investment into BCAM

     In another transaction with the Investors which was related and completed immediately prior to the Merger, LungCheck issued common stock to the Investors which, based on the conversion ratios previously described, were immediately converted into an aggregate of 10,986 shares of the Company's Series B Preferred Stock and 1,666,667 shares of the Company's common stock and the Investor's LungCheck common stock was cancelled. The price paid by the Investors for each share of the LungCheck common stock, when converted into shares of the Company's Series B Preferred Stock was $45.50 and the price per share paid by such Investors for LungCheck's common stock when converted into the Company's common stock was $.1499 per share, for an aggregate consideration of $750,000 which the Company obtained from LungCheck in the Merger. The LungCheck securities described above were issued pursuant to the exemption from registration provided by Rule 506 as promulgated under the Securities Act of 1933.


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


                                   BCAM INTERNATIONAL, INC.


Dated:  December 8, 1999       By: /s/  Michael Strauss
                                   --------------------
                                   Michael Strauss
                                   Chairman of the Board of  Directors,
                                   President and Chief Executive Officer
                                   (principal executive officer and acting
                                   principal financial and accounting officer)

                                INDEX OF EXHIBITS

Exhibit No.                Exhibit

27                         Financial Data Schedule