Form 10KSB
period 1999-12-31
BCAM INTERNATIONAL INC
filed 2000-04-14
CIK 856143

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal Year Ended   Commission File Number: 0-18109
                  December 31, 1999

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

Registrant's  revenues  for its  most  recent  fiscal  year  were  approximately
$44,000.

The  aggregate   market  value  of  the   registrant's   common  stock  held  by
non-affiliates as of April 6, 2000, was approximately $5,116,210 based on the average closing price of such stock on April 6, 2000, as reported by the Over the Counter Bulletin Board.

The number of shares outstanding of the registrant's common stock as of April 11, 2000, was 40,680,153.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

   Transitional Small Business Disclosure Format (check one): Yes |_|; No |X|

                                     PART I

ITEM 1. BUSINESS

                                  Introduction

     BCAM International, Inc., ("BCAM") a New York corporation, is a medical technology company that will supply a cost effective system of cell and tissue analysis to provide physicians and other health care professionals a method for the early detection of cancer. We will produce revenues through direct sales to medical providers, corporations and other groups who can benefit from our products. Additional revenue sources include a fee for services paid by laboratories for marketing efforts related to our system. In addition, we are exploring business combinations that will provide:

o        Additional technology
o        Prospective Customers
o        Distribution Channels


                                 Our Background

     On September 23, 1999, BCAM, through its wholly-owned subsidiary, LungCheck Health, Inc., a Delaware corporation, pursuant to an Agreement and Plan of Merger dated September 15, 1999, acquired LungCheck, Inc., a Delaware corporation, in a statutory merger of LungCheck, Inc. into LungCheck Health, Inc. ("LungCheck")

     Immediately prior to the Merger, we transferred to ISTX, Inc., a Delaware corporation, which was then a 90% owned subsidiary, and our prior business, all of our then technology holdings, including:

o        intelligence surface technology
o        microvalve technology
o        all of  our licensing agreements with Textron and Reebok

     In consideration of the technology transfer and assignment, ISTX agreed to assume substantially all of our trade debt upon which we agreed to pay ISTX Two Hundred Twenty Five Thousand ($225,000) Dollars immediately after the Merger, which transfer was made.

     In addition to the foregoing, immediately prior to the Merger, BCAM transferred its 90% interest in ISTX to its stockholders of record on September 22, 1999 by way of a declared stock dividend on the basis of one share of ISTX for one share of BCAM common stock held of record on September 22, 1999. Certificates of ISTX common stock issuable as a result will not be delivered until ISTX has filed a registration statement with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, and ISTX has prepared a disclosure statement to accompany the delivery of the certificates representing the shares.

     The terms of the Plan of Merger provided that each outstanding share of LungCheck common stock, par value $.001, immediately prior to the Merger was converted into 0.0032958 of a share of BCAM Series B convertible acquisition preferred stock, par value $.01 per share, and that each share of LungCheck preferred stock, par value $.001 per share was converted into 0.098884 of a share of BCAM Series A convertible acquisition preferred stock, par value $.01 per share. After the completion of the exchange and upon conversion of the BCAM Series A and B preferred stock into common stock of BCAM, the shareholders of LungCheck became the holders of approximately 80% of the total issued and outstanding common stock of BCAM. Therefore, as a result of the Merger, effective control of the Company passed to the former shareholders of LungCheck. Michael Strauss, Chairman, Chief Executive Officer and President of BCAM, will continue in that capacity.

     Since BCAM had no business operations immediately prior to the Merger, and since the security holders of LungCheck own approximately 80% of the equity of the combined Companies upon conversion of the BCAM Series A and B convertible acquisition preferred stock, the transaction is being treated as a "purchase business combination" and a "reverse acquisition" for accounting purposes in which BCAM is the legal acquirer, LungCheck is the accounting acquirer and the assets and liabilities of LungCheck and BCAM will be recorded at their historical carrying values as of the date of consummation.

     As a result of the ISTX Transaction and Merger, the Company had virtually no business operations, making the business of LungCheck the sole business of the Company.

                                   Our Company

     Our company is engaged in the development and sale of clinical testing applications and automated laboratory systems that together allow for the early detection, diagnosis, characterization, treatment and monitoring of significant human diseases. The Company is currently focused on developing clinical testing applications for lung cancer and has already fully developed and begun marketing its first clinical application called LungCheck(R) to targeted healthcare providers who treat people that are `at-risk' for lung disease.

     The Company plans to fully develop laboratory systems that provide highly sensitive (using genetic and molecular marker technology) testing capabilities through automated screening technology and to simultaneously develop numerous clinical applications that test for cancer or other serious medical conditions and are able to be run on the Company's laboratory systems. The Company will market the use of its testing applications to medical providers who in turn will order the tests that are then run on the laboratory systems that the Company provides to certain large reference and hospital laboratories. The Company believes that the placement of its systems coupled with the increased utilization of its testing applications by providers will result in significant recurring revenue to the laboratories that use its systems as well as to the Company and the physicians that collect specimens for testing. The Company plans to charge the laboratory on a per-test or per-user basis and it is contemplated that the Company will place its systems and receive on-going leasing revenue from these systems as well as from fees associated with its proprietary testing kits.

     Management has spent the last several months assembling key intellectual property assets that represent a significant foundation upon which we will build a series of high-value products for the early detection of lung cancer. The technologies and systems being developed will be broadly enabling and can be readily applied to other diseases and will establish barriers that will secure our competitive position.

     We are well positioned with a number of strategic assets already in place including:

o Intellectual Property. Covering instrumentation and methods for automated cell and tissue image analysis.


o    Products.
-        Sputum Cytology plus TrendCytogram(R);
-        Sputum Collection Device;
-        Cell Analyzer;
-        Cell Differential Counter

o    Instrument Platforms.
-        Computer-Aided Microscopes;
-        DNA Stains;
-        Preparation Devices;
-        DNA Analyzer;

o    Software. Image Analysis Software

o    Databases. Specimen Database

     We will utilize our internal research and development group, as well as licenses and strategic alliances to gain access to other technologies, assays, and molecular markers that will add significant value to the systems thereby preserving its competitive advantage.

     Some of these licenses and strategic alliances include:

o AccuMed International, Inc. a public company founded in 1987, has agreed to license their intellectual property patent portfolio and core expertise (i.e., scientific and technical know-how) for use in the field of lung cancer. Included are AccuMed's computer-aided (AcCell, TracCell) and quantitative (Savant) optical microscopy; automated electronic imaging and screening systems; analytical instruments and algorithms for cell and tissue image analysis and methods to measure intracellular malignancy associated changes. Our vision is to build an integrated system that will enable the early detection of lung cancer. We believe that our existing technology added to the AccuMed technology will provide a strong foundation by which to further build a strong leadership position in the marketplace.

o We have partnered with EMSI, a leading provider of paramedical testing services as well as Wellness and Occupational Health Screening Programs to Fortune 500 Companies. Our LungCheck(R) product and service will be represented as part of EMSI's portfolio of products and included within the programs that it sells to its corporate clients and other occupational health programs, as a single source solution for "Wellness". We believe that EMSI's reputation as a quality provider of services will only enhance the reputation of our product over time and will provide pre-qualified sales opportunities.

o Last year, we developed a partnership with a highly credentialed pathology laboratory, Schumann Cytology Laboratories (SCL) who is providing laboratory services for the current LungCheck Test. We anticipate expanding its network of laboratory partners in order to position us for the increase in testing volume that is expected to result from the new sales and marketing efforts. These partnerships will provide a mechanism for laboratory cost containment and as well as a network of referral sources around the world that will use our screening technologies.

                              Products and Services

The Company will continue to market its LungCheck(R) test for use as a `stratifying' and monitoring tool for those who are engaged in "high-risk" activities but are not classified as being "at-risk. The Company also plans to engage in the development of a fully integrated sputum cytology diagnostic system that will initially incorporate proprietary technologies licensed from AccuMed and eventually followed by assays to evaluate the expression of molecular markers. The system will also incorporate proprietary technologies in sample collection and image analysis to produce a system with the requisite sensitivity and specificity to qualify for use as a population-based screen. The Company anticipates that it will conduct clinical trials on an on-going basis starting in Year 2 in order to demonstrate clinical value and ensure rapid regulatory approval. The Company will also develop a series of tests that will be launched in 2003 that will be targeted to patients who have been diagnosed with lung cancer. These products will run on the Company's proprietary automated platform technology and will utilize quantitative histology technologies licensed from strategic partners to characterize the tumor at the molecular level and monitoring patients for therapeutic efficacy and disease progression.

LungCheck(TM) System
Management believes that this product will add specific value in terms of individuals who may be reclassified as being "at-risk" due to their duration and intensity of exposure to harmful breathing contaminants. The product may also be used to monitor the pulmonary health in individuals who take specific action to reduce their exposure (e.g. smoking cessation, use of protective equipment, or other changes that decrease the level of exposure).

o Patented Collection Device. In order to initiate the test, the patient or physician collects a specimen either in the physician's office or over three consecutive mornings at home. The specimen container is then mailed to the Company's laboratory for processing, evaluation and interpretation. This proprietary container has several important attributes: (i) it is easy to use; (ii) it is designed for typical mail delivery; and (iii) it can be administered at home.

o Database. The Company has compiled a proprietary database and archive system that consists of approximately 30,000 slides and 15,000 patient lung pathology cases; complete with highly valuable demographic and medical data on each patient. This clinical archive serves as the basis for the proprietary algorithms that can be used to produce the Company's unique pathology report.

o    Algorithm.  The  Company  has  developed  rules for  analysis  whereby  (7)
     categories of cells are measured per case and are compared to the patient information that is contained in the comprehensive database of slides. The computer algorithm enables bench marked results for each category of cells for each patient that receives the LungCheck(TM) test. Further, the test enables a baseline for monitoring a patient's subsequent exposure.

o    TrendCytogram(TM).  Following  review by a  Pathologist,  the  results  are
     displayed  on  the  Company's   proprietary  pathology  report  called  the
     TrendCytogram(TM). This report provides physicians with:

-    A range of patient classifications from "negative" to carcinoma

- A graphic, quantitative representation of the level of (8) components found in the patient's sputum

- A monitoring tool that will allow comparisons with up to four previous test results, thereby enabling the recognition of trends

-    Pathologist commentary on the test results

-    Convenient inclusion of important historical and demographic patient data

-    Digitized images of suspicious and/or definitively diseased cells

Next Generations - Enhanced Sputum Cytology and Population-based Screening Systems The Company intends to leverage the proprietary technologies acquired from AccuMed International and other partners to develop its next generations of cell and tissue analytical systems. The Company anticipates that the tests developed for these systems will meet the sensitivity and specificity requirements necessary for use in a population-based screen. The Company believes that its systems will contribute to a reduction in disease-specific morbidity and mortality and the cost of healthcare while significantly improving the patient's quality of life. The high value of the information provided by the Company's systems will drive acceptance by physicians, patients and third-party payers, reimbursement levels, and the generation of significant revenues.

o    Automation  of  the  LungCheck(TM)Test  -  Enhanced  Sputum  Cytology.  The
     Company's current LungCheck(TM)test will be fully leveraged through integration with technology provided by AccuMed, which has automated microscopy platforms and intelligent cellular analysis systems that can be used for sputum analysis. Further improvements in sensitivity and specificity are expected through enhancements provided by the AccuMed systems that utilize proprietary DNA stains to examine nuclear content and other Malignant Associated Changes (MAC). The automated LungCheck(R)test will be used as a `tool' for the surveillance of populations who are exposed to agents that can potentially damage the lung. Management believes that additional regulatory approval will not be required as the Micro21 has already receive several 510K clearances and the product will be labeled for `Research Use Only' and will be only one of several tools used to assist physicians in assessing the pulmonary health of their patients. This product is expected to be operational and in place in select laboratories within six (6) to twelve (12) months.

o Second-Generation Automated Platform Technology: The Company intends to utilize advancements in sample collection and processing in conjunction with highly specific molecular markers to develop diagnostic systems and tests that are cost-effective and will allow the early detection of lung cancer. Clinical research at major medical centers throughout the world will be used to demonstrate that the tests have sufficient sensitivity and specificity to justify their use as population-based screens. The Company's advanced diagnostic system will be based on the AccuMed AcCell-Savant platform that is currently being utilized by various major medical facilities around the world for cell and tissue analysis including sputum. Management expects that this product will require regulatory approval in order to be utilized as a fully integrated and standalone diagnostic system within the clinical laboratory. Key market opportunities for the systems exist in the US, Western Europe and Japan with significant upside derived from markets in Eastern Europe and China. AccuMed has already conducted a large field study demonstrating the efficacy of the current Savant technology that Management believes will facilitate the approval process. Management anticipates initiating worldwide clinical trials beginning in year 2 of operations. Furthermore, additional tests can be added to the system that will enable characterization of tumors based on the expression of specific molecular markers. Once this data is linked to the outcome of patients treated with specific therapeutic modalities, it should be possible to utilize the information to select the optimal and most cost-effective treatment for the lung cancer patient. Based on the quality of the information provided by the systems, Management anticipates broad acceptance by healthcare providers, patients, and third-party payers. The Company also believes that its should also be possible to develop additional high-value tests for the system:


SYSTEM DESCRIPTION: AUTOMATED SCREENING TECHNOLOGIES:

o TracCell(R)Slide Mapping System. As part of its licensing agreement with AccuMed, the Company has access to AccuMed's computerized slide mapping technology. The FDA has granted its approval for use of the TracCell(R) System for pap smears prepared using Cytyc's ThinPrep(R)liquid-based slide preparation system (LBSP). A similar LBSP system will be used for the preparation of sputum slides. The TracCell(R)stand-alone slide preprocessor produces electronic "maps" of slide-based cytological samples. These maps are designed to reduce the time required to review a sample and associated labor costs. By processing slides with a TracCell before the cytologist screens the slides at an AcCell review station, the cytologist can save time by being automatically routed past "empty" fields-of-view. An indirect benefit of the TracCell tool is that screeners can spend more time analyzing difficult-to-interpret cells or regions-of-interest without sacrificing overall productivity.

o AcCell-Savant. The Company will also gain access to AccuMed's cell and sample analysis instrument platform. The AcCell-Savant, an integrated cell analysis platform incorporating several core technologies including DNA cytochemistry, computer-assisted microscopy, electronic imaging, digital image processing and analysis, and medical informatics. These technologies facilitate the direct measurement of cellular changes (e.g., "MAC" or Malignant-Associated Changes) associated with early disease progression. Analyses can be performed, with the production-oriented AcCell-Savant with greater sensitively, accuracy, and reproducibly than is possible by the human eye-brain combination alone. The AcCell technology utilizes specialized photodetectors and electro-mechanical precision, to selectively focus on the most informative cell population using image processing and analysis algorithms, and statistical methods. The AcCell-Savant can also quantitate the DNA content of each cell and determine how the DNA is arranged within normal and abnormal cell nuclei. The instrument also has the capacity evaluate the levels of expression of multiple molecular markers simultaneously. When taken together, these features can be used to objectively classify patient samples with increased sensitivity and specificity allowing earlier and more specific diagnoses. The AcCell-Savant is designed to enable the Pathologist to more rapidly and effectively identify patients who should be followed more closely and could benefit from early intervention. Furthermore, for patients who have no evidence of disease, use of the Company System should significantly reduce the need for more costly and invasive testing where no benefit would be derived.

o    Follow-on   System   Enhancements.   Management  will  consider   licensing
     additional proprietary technology to augment the capabilities of its test including:

-        Molecular markers,
-        Staining technologies,
-        Sputum induction technologies,
-        Cell preservation reagents,
-        Automated slide preparation technologies and
- Disease management software that complement and increase the value of the existing system

                                   The Markets

     According to the World Health Organization (WHO), lung cancer has become the most common fatal malignancy in both men and women with an estimated 1.0 million new cases each year. In the U.S. alone, the National Cancer reports that there are approximately 180,000 new cases of lung cancer and each year 160,000 people die of the disease accounting for 25% of all cancer-related deaths. In the U.S., overall 1-year survival for patients with lung cancer is 40%, however, only 14% live 5 years. In other parts of the world, 5-year survival is only 5%. The high mortality of lung cancer can be attributed to the fact the most patients (85%) are diagnosed with advanced disease when treatment options are limited and the disease is likely to have metastasized. Even if a patient is diagnosed early and is presumably cured by surgery, they remain at significant risk, as there is a high probability that they will develop a second malignancy.

     Lung cancer can be categorized into two general histologic types; small-cell (SCLC) which accounts for 25-35% of lung cancer, and non-small cell (NSCLC) which accounts for the remaining 65-75% of cases. In most cases, SCLC is disseminated at the time of diagnosis and while generally responsive to chemotherapy and radiation, only 10% of patients remain disease-free for two years and only 10% of patients will live for five years. In NSCLC, 85% of patients are diagnosed with late stage disease where 5-year survival is between 2-30%. This is in sharp contrast to patients who are diagnosed early, where 5-year survival can exceed 75% (Table 1). While it is true that a number of new chemotherapeutic agents have been introduced into clinical practice for the treatment of advanced lung cancer, to date, none have yielded a significant improvement in long-term survival. Thus, for the lung cancer patient, early detection and treatment provides the best chance of achieving significant improvements in long-term survival.


Smoking and Lung Cancer
Lung cancer is probably the most preventable of all malignancies with greater than 90% occurring in smokers and former smokers. Recent estimates suggest that there are approximately 54 MM smokers and former smokers in the US and perhaps as many as 128MM in the Western Europe and Japan. While only 15% of smokers will eventually develop lung cancer, the relative risk of a smoker dying from the disease is 20 times that seen in nonsmokers.

The likelihood of developing lung cancer appears to be a function of the number of cigarettes smoked and the number of years as a smoker as measured in
"pack-years". Most experts agree, that an individual with greater than 30-pack-years is at significant risk for developing lung cancer. Many people believe that by quitting smoking they will reduce, if not eliminate, their risk of developing lung cancer. While quitting generally reduces the risk of developing lung cancer, tobacco-induced damage to the lung occurs early and persists long after an individual stops smoking. Thus, former smokers continue to be at significantly greater risk of developing lung cancer than nonsmokers and recent estimates suggest that 52% of lung cancers occur in former smokers.

According to the National Cancer Institute, the direct medical costs attributed to lung cancer will exceed $5 billion with additional costs related to increased morbidity and mortality.


     Individuals at-risk for developing lung cancer fall into three (3) distinct categories:

o    'High-Risk'   Populations.   Groups  of  individuals  who  are  exposed  to
     carcinogens because they engage in high-risk activities (e.g. smoking, occupational exposure).

o 'At-Risk' Individuals. Those individuals who are a-symptomatic but, because of their history of exposure, are defined as being "at-risk".

o Patients with Cancer. Those who, for one reason or another, are suspected of having lung cancer.

     For the first group, a cost-effective test that would monitor damage to the lung, identify individuals who are at-risk, or support programs that seek to reduce exposure would provide significant benefit. Since early detection provides the best opportunity for reducing the morbidity, mortality, and cost of lung cancer, individuals who are "at-risk" for developing lung cancer would benefit from the availability of an annual screening test that could identify patients with early stage disease. We believe this market to be estimated in excess of 182 million tests per year in the U.S, Western Europe and Japan. For those who are suspected of having lung cancer, the availability of a test that could better characterize the disease and monitor the effects of therapy would allow patients to receive the most effective therapy.

     For a lung cancer-screening program to be successful and gain acceptance by patients, physicians, and third party payers, a screening test must be developed that:

o        Has implied benefit (changes outcome)
o Is widely available and be able to be carried out in the framework of general health care
o        Is relatively noninvasive leading to adequate compliance
o        Has high sensitivity
o        Has reasonable specificity
o        Has reasonable predictive value
o        Has a relatively low cost, and
o        Is covered by insurance

Even though a number of tests exist that can detect lung cancer, to date, no single test or combination of tests has successfully met these criteria.

                               Our Target Markets

     According to the American Cancer Society, lung cancer is the leading cancer-related cause of death among men and women in the United States; killing more people annually than prostate and breast cancer combined. Likewise, the increase in cigarette smoking has been particularly dramatic in developing countries resulting in similar prevalence of lung cancer and has been associated with substantial mortality and economic costs. Considering this, there clearly exists a significant worldwide market for our services in early detection and prevention. By the close of 1997, approximately two million deaths occurred worldwide from lung cancer, with cigarette smoking being directly responsible for almost 90% of these cases. Unfortunately, most lung cancer cases are detected utilizing conventional diagnostic methods - methods that often diagnose the disease when it has already progressed to Stage III or IV, when survivability rates are less than 87% over five years.

     Estimates of the population who are "at risk" for lung cancer are approximately 180,000,000 in the US, Western Europe and Japan. Patients are considered to be "at-risk" by virtue of the fact that they exhibit one or more of the following :

o have previously been treated for lung cancer and are at high risk for recurrence;

o    have in excess of a 30-pack-year smoking history;

o are former smokers who, although they have stopped smoking remain at significant risk for developing lung cancer;

o can be classified at being "at risk" due to factors relating to family history, environmental exposure to mutagens and carcinogens, or other occupational risks; and

o exhibit chronic obstructive pulmonary disease (COPD), emphysema, chronic bronchitis, or asthma.

     Another market includes those patients who have been diagnosed with lung cancer. These patients could benefit through the characterization of their disease by the selection of a therapeutic regime that would be most likely to produce a cure. In addition, these patients could be monitored to determine the positive results of a particular therapy. We estimate that worldwide, approximately 1,000,000 patients would fall into this category.

     Screening patients with lung cancer and those at risk due to the use of tobacco products is only one of several areas where our technology has significant market potential. Monitoring those at risk due to occupational exposures or those with a family history of pulmonary disease and cancer are equally viable and critical to our continued success. Accordingly, we have identified the following market segments:


                                    Marketing

     Our strategy is to deliver its products and services to "high-risk" populations, individuals who are "at-risk" for developing lung cancer as well as to lung cancer patients. Given the sheer size and complexity of reaching these groups, we have developed an innovative approach to marketing the products.

o Web-Based Information and Support. We will use the Internet to provide a broad spectrum of educational and promotional materials to patients and healthcare providers. Patients will be provided with information regarding lung cancer, the effects of smoking, and the benefits of early detection. We will provide Pathologists with teaching sets that will facilitate their interpretation of sputum samples in conjunction with our cell analysis systems. Pathologists will also be able to post slides on our website in order to solicit consultation from other Pathologists. The site will also provide functional links between the Company's sales and Customer Support Network to ensure that the systems are operating properly and the system reagents and supplies are readily available.

o Enlisting Primary Care Physicians. Our goal is to assist the physician in providing quality care and to help them build their practice and derive additional revenues. To reach the broadest number of physicians, we will conduct regional seminars and attend scientific meetings where it will document the benefits of early detection and treatment and to demonstrate how our tests will be used in to context of their practice. Physicians who wish to participate in screening programs will be provided with training in sample collection and processing. Physicians will also be able to establish an account that will allow them to order collection devices and educational materials over the Internet. Participating physicians will generate revenue for their practice through reimbursements for sample collection and mark-ups for the collection kit that the Company manufactures.

o Placement of Our Systems. Success of this business model is dependent upon gaining acceptance by Pathologist and Laboratory Directors in the medical centers that are capable of high volume testing. As in the case of the Primary Care Physician, we will provide seminars and will utilize opinion leaders to train Pathologists on the use and interpretation of data generated by the system. Additional training and support will be made available through our website. We also plan to establish partnerships with pulmonary health testing companies and large regional and commercial laboratories and pulmonary medicine `centers of excellence'. We intend to provide the screening system either free of charge or on a limited cost schedule to medical centers that will provide revenues on a `per-use' basis.

o Marketing Support. We will support the placement of our products with customer services' online technical and system diagnostics that will be used by our technical support groups to maximize operational efficiency. System acceptance will also be driven by an aggressive education, training and marketing campaign via our Website.


                               Sources of Revenue

o Traditional Laboratory Test Reimbursement. Medicare and most other third party payers provide reimbursement for sputum cytology testing. For the current generation LungCheck product, the Company contracts with outside laboratories where a Pathologist analyzes the sample. These pathology laboratories are paid a fair-market value for these services. We will derive revenues through arrangements with laboratories covering services related to marketing the test; use of the proprietary collection container; use of the TrendCytogram; along with access to our proprietary algorithms and other intellectual property.

o `Per-User' Screening Fees. We are contemplating commercializing our automated cell and tissue analysis systems for lung cancer screening, by placing units in large regional labs and medical centers of excellence throughout the US, Western Europe and Japan. Manufacturing and placement of units will follow from the projected volume of testing that is expected in the marketplace. This program will be either be funded entirely by the Company or subsidized by an equipment lender/distributor that will enable placement of units at limited or no cost to the medical institution conducting the test. Judgments as to placement of units will be made on criteria of which medical institutions can support the investment by generating a positive return within a reasonable timeframe.

o System Leasing Fees. The Company will place its automated systems in large reference and hospital laboratories and will charge leasing fees either to a third party leasing company or to the laboratory that uses its systems. The Company contemplates that leasing revenue will represent recurring revenue to the Company.

o Fees for Testing Kits. The Company will charge physicians modest fees associated with the use of its testing kits that aid in the collection of specimens. Physicians in turn are reimbursed at a higher amount by third party payors for these specimen collections.


COMPETITION

     We believe that the Company's products must compete on the basis of functionality, cost-effectiveness, product features and effectiveness of the product in standard medical practice.

     The Company's technology and products could face competition from both private and public companies including Bayer Diagnostics, Morphometrix, ChromaVision, TriPath Imaging, Applied Imaging, Roche Diagnostics, Beckman Dickenson, Compucyte and Abbot Diagnostics, that have developed or may be developing competing or alternative systems. Our existing and potential competitors possess substantially greater financial, marketing, sales, distribution and technical resources, and more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing.



GOVERNMENTAL REGULATION

     As long as the Company's sputum tests are prescribed by a physician, FDA approval is not required for its distribution and use. Further, if the report is returned to the prescribing physician for review, our reporting format called the TrendCytogram(TM) is not a product subject to FDA regulation. If Management decides to sell the Company's products without doctor prescription, approval by the FDA for the specimen collection containers will be required. It is our intention to evaluate seeking such approval. LungCheck slides and patient reports are retained seven years in accordance with regulatory guidelines.

     With regard to emerging regulations regarding patient consent, we can use the information and slides from previous patient cases without obtaining consent retroactively, as long as the patient's name and/or other identifying factors are not revealed. For future specimens, we will request patient's consent to use their test results for research purposes on an uncompensated basis.

     Since we do not make the final diagnosis with respect to a patient's condition, but rather only provide tools by which physicians make clinical judgments, we are not deemed to be in the practice of medicine. All of the allowed comments on the Company's reports have been carefully reviewed to ensure that:

o    a final diagnosis is not communicated by the Company, and

o    that predictions as to the patient's future health are not communicated.

     Each state also may have regulations that may impact operations but to our knowledge, we are in compliance with all applicable state regulations.


PATENTS AND TRADEMARKS

     We have purchased all of the intellectual property and accompanying assets relating to the LungCheck(R) Test. The intellectual property includes a patent on the specimen collection container (U.S. Patent No. 4,915,225, issued on April 10, 1990 for "Transportable Specimen Container Including Removable Centrifuge Tube"), a registered trademark on the name "LungCheck" (U.S. Trademark/Service Mark Registration No. 1,433,430, for the mark "LungCheck), a registered trademark on the "TrendCytogram" (U.S. Trademark No. 1,530,848, for the mark "TrendCytogram(TM)"), and a copyright on the software that produces the reporting form, molds to make the plastic specimen collection container and all related data and slide archives related to the development of LungCheck, and a trademark application for the name "LungCheck" with the accompanying logo (Serial No. 75-111,859, based on a prior trademark U.S. Trademark No. 1,565,728). As part of the License Agreement signed with AccuMed International during March of 2000, the Company gained exclusive world-wide rights to more than 50 separate technology patents, as well as numerous other trademarks and intellectual property within the field of lung cancer.


RESEARCH AND DEVELOPMENT

     In order to maintain this technological lead, investments in emerging technologies will be necessary; such investments could be in the form of direct purchases or in participation in academic or commercial scientific studies, where the costs are shared with other parties. We will concentrate on three centers of interest:

o the development of biological, genetic or molecular "markers", which are substances which, when mixed with patient sputum, highlight to the pathologist cells which have abnormalities for further analysis;

o the development of equipment that automates the analysis of sputum cells through sophisticated image analysis techniques; this is referred to "automated microscopy" and like the markers described above, improve accuracy and reduce pathology analysis time; and

o the further development of "tele-pathology" and web-enabled data systems which allow human pathological analysis at a location different from the patient specimen; this will have the effect of allowing the Company to assist many laboratories and medical providers to carry out testing analyses via on-line data transmission techniques.


EMPLOYEES

     As of April 14, 2000 we employed three full-time employees. None of our employees are represented by a labor union, and we consider our relationship with out employees to be good.

RISK FACTORS

     Going Concern. Our report of independent public accountants on our 1999 consolidated financial statements is modified for a going concern uncertainty due to our substantial working capital deficiencies and lack of significant revenues on a sustained basis from the LungCheck(R) Sputum Cytology Test. In addition, the report of our independent public accountants on our 1999 financial statements contains an explanatory paragraph as to whether we are a going concern.

     Need for additional capital. If we fail to generate revenues in the amounts we have projected, or receive those revenues later than we have projected, we will need to obtain additional financing to fund our operations; if we are unable to obtain this financing we may need to delay our research programs and scale back, or even cease, our operations.

     If we need to seek additional financing, we may seek to raise funds through public or private financings, collaborative relationships or other arrangements. Presently, we do not have any commitments for additional funds. If we raise additional funds by selling common stock and/or securities convertible into common stock, the then-existing stockholders may experience a substantial decrease in the value of their investment in our common stock.

     Operating Losses. We expect to continue to experience operating losses through December 31, 2001 and may never become profitable, which could cause us to cease our operations.

     Absence of Operating History. We have had no significant operating history since inception. We have been engaged almost exclusively in sales and marketing activities and raising capital. Our viability, profitability and growth depend upon successful completion of marketing and commercialization of the Company's laboratory testing systems and clinical applications including the LungCheck(R) Test. There can be no assurance that we will be successful in implementing our strategy.

     Lack of Revenue; Accumulated Deficit; No Assurance of Revenue Generation. Since inception, we have not generated any significant revenue. We have no significant firm orders for the laboratory systems or clinical applications, including the LungCheck(R) Test. Therefore, there can be no assurance that we will be able to meet our anticipated sales schedules or that we will be able to compete successfully in the marketplace and/or generate significant revenue. Because we anticipate incurring significant costs in connection with marketing of the laboratory systems and clinical applications, there can be no assurance that we will achieve sufficient revenues to offset anticipated operating costs. As of December 31, 1999, our accumulated deficit was ($8,976,000). If we are unable to generate revenues from operations sufficient to offset our losses, we will have to arrange for additional financing to continue operations and there can be no assurances that such financing will be available on acceptable terms or at all.

     Uncertainty of Market Acceptance; Lack of Marketing Experience. We believe that the laboratory systems and clinical applications that have been developed and that will be developed in the future represent significant advancements and cost benefits over currently existing early detection and monitoring technologies. Nonetheless, our prospect for success will therefore depend on its ability to market successfully the entire product line that includes the current LungCheck(R) Test. Marketing and sales will be significantly affected by our ability to develop relationships with established companies that sell directly to the appropriate physicians and institutions, the ability to establish strategic alliances in the fields of pulmonary medicine, laboratory medicine and oncology. The demand and market acceptance of the Company's products is subject to a high level of uncertainty. We currently have limited financial, personnel and other resources to undertake the extensive marketing activities that will be necessary to market the Company's technology and current products. There can be no assurance that any of our potential customers will enter into any economically significant arrangements with us. There can be no assurance that our marketing efforts will be successful.

     Reimbursement by Medicare and Third-party Payors. In both domestic and foreign markets, sales of the Company's products and clinical applications will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities (Medicare/Medicaid in the United States), private health insurers and other organizations. Domestically, third-party payors are increasingly challenging the price, cost effectiveness and necessity of medical products and services. Significant uncertainty exists as to the reimbursement status of a newly approved health care product. There can be no assurance that the Company's products will be considered cost effective and medically necessary, or that adequate third-party reimbursement will be available to enable us to maintain price levels sufficient to realize an appropriate return on its investments in product development. If for any reason we are not adequately reimbursed under insurance reimbursement programs, its ability to sell the Company's products may be materially adversely affected.

     Product Liability and Insurance. We may be exposed to potential product liability claims by consumers. Therefore, marketing the Company's products will entail a certain risk of product liability. We have obtained and currently maintain product liability insurance coverage. Although we maintain such insurance, there can be no assurance that any such insurance will be sufficient to cover all possible liabilities. Inability to maintain insurance at an acceptable cost or to otherwise protect against potential product liability could prevent or inhibit the commercialization of the Company's products. In addition, a product liability claim or recall could have a material adverse effect on our business or financial condition.

     Dependence on Key Personnel. Our success is largely dependent on Michael Strauss, the Chairman, CEO and President. The loss of his services would have a material adverse effect on our ability to maximize the use of the LungCheck or to develop related technologies to enhance it. We are also dependent on our ability to hire and retain additional qualified executive, scientific and marketing personnel. There can be no assurance that we will be able to hire or retain such necessary personnel.

     Patents and Proprietary Information. There is no assurance that any patents will afford commercially significant protection of our technology or that we will have adequate resources to enforce our patents. In addition, patent disputes are common in the medical industry, and the assertion of a claim of infringements, regardless of the outcome, could significantly inhibit our ability to market successfully. Because of our developmental stage, claims that the Company's technologies infringe on the proprietary rights of others are more likely to be asserted after commencement of significant commercial sales. Competitors in the United States, who may have greater resources and have substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or interfere with our ability to make and sell the Company's products. We have not conducted an independent review of patents issued to third parties. Although we believe that the Company's technology does not infringe the patents or other proprietary rights of third parties, there can be no assurance that other third parties will not assert infringement claims or that such claims will not be successful. There can also be no assurance that competitors will not infringe upon our patents. Even successful defense and prosecution of patent suits are both costly and time consuming. An adverse outcome in the defense of a patent suit could cause significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease selling our products. We have completed protective registration of these trademarks and patents in Mexico and are in the process of completing these registrations in Columbia. It is our intention to complete such registrations in each country where we conduct significant operations.

         Listing. If the common stock cannot be listed on the Nasdaq SmallCap Market, trading, if any, in the common stock would be conducted on the non-Nasdaq over-the-counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board." Consequently, the liquidity of our common stock could be impaired. This might result in a reduction in the number of shares be bought and sold, as well as delays in the timing of transactions. It might also lead to reduction in security analyst coverage, and lower prices for the common stock than might otherwise be attained. Consequently, it might be more difficult for investors to dispose of, or to obtain accurate quotations as to the market value of our common stock.

     Market Price. The market price of our common stock, like that of many other medical products and high technology companies, has in the past been, and is likely in the future to continue to be, highly volatile. Factors effecting potential volatility including: announcements of mergers, acquisitions or dispositions of assets; fluctuations in operating results; announcements of technological innovations or new commercial products by us or our competitors; announcements of private placements of securities; operating losses; economic and other external factors.

     No Dividends. We have paid no cash dividends to date. Payment of dividends on the Common Stock is within the discretion of the Board of Directors and will depend upon our earnings, capital requirements and financial condition, as well as other relevant factors. We do not currently intend to declare any dividends on our Common Stock in the foreseeable future. Currently, we plan to retain any earnings for development of its business operations.

     Special Required Preferred Stock Directors' Approval. So long as at least one-third our Series A Convertible Preferred Stock is outstanding, we cannot, without the affirmative vote of a majority of the Required Preferred Stock Directors (which Directors constitute a minority of the Board of Directors), (i) pay certain cash dividends; (ii) dispose of substantially all of the assets;
(iii) incur indebtedness in excess of thirty percent of capital; (iv) issue or purchase certain securities; (v) engage in certain transactions with an affiliate; (vi) amend its organizational documents to alter the number of Directors required; (vii) appoint, reappoint, or change the auditors; (viii) adopt certain employee incentive plans; or (ix) engage in unrelated business.


     We must devote significant resources toward attracting users in order to grow our business.

     Recognition and positive perception of our brand names in the specialty medical products industries and in general are important to our success. We intend to significantly expand our advertising and publicity efforts in the near future. However, we may not achieve our desired goal or increasing the awareness of our brand names. In addition, as part of our brand building efforts, we intend to undertake a number of promotional programs that will result in increased marketing expenses and these programs may not be successful.

     We have a significant amount of debt that we may be unable to service or repay.

     If we do not have sufficient cash to repay our debts as they become due, we may be unable to refinance our debt on reasonable terms or at all. If we cannot meet out debt obligations from the cash generated by our business, we may not be able to develop and sell new products, respond to changing business or economic conditions adequately, make acquisitions or otherwise fund our business.

     You should not rely on forward-looking statements because they are inherently uncertain.

     We use such words as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify these forward-looking statements. There are also forward-looking statements attributed to certain third parties relating to their estimates regarding growth of the number of Web users and e-commerce. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described above and elsewhere.

     Officers  and  directors  and  their   affiliates  will  continue  to  have
substantial control over us.

     Our executive officers and directors and their affiliates beneficially own approximately 31% of the outstanding shares of our common stock. As a result, our officers, directors and their affiliates will have the ability to influence the election of our board of directors and the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control.

     We expect the price of our common stock to continue to be volatile.

     The market price of our common stock has fluctuated significantly recently and may continue to fluctuate significantly in response to a number of factors, some which are beyond our control, including:

o    quarterly variations in our operating results;

o    changes in estimates of our financial performance by securities analysts;

o announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

o loss of a major customer, supplier or strategic partner, or failure to complete a sale of our technology and products to a significant customer;

o    additions or departures of any of our key personnel;

o    future sales of our common stock; and

o stock market price and volume fluctuations, which are particularly common among highly volatile securities of medical technology companies.

     We have limited operating history and might face difficulties encountered by early stage companies in new and rapidly evolving markets.

     We have limited operating history upon which to base an evaluation of our business and prospects. In assessing our prospects, you must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, particularly companies in the business-to-business market. These risks include our ability to:

o    manage rapidly changing and expanding operations;

o    maintain our current, and develop new, strategic partnerships;

o    reliably process transactions;

o establish and increase awareness of our brand and strengthen customer loyalty;

o    implement and successfully execute our business and marketing strategy;

o    provide superior customer service;

o    respond effectively to competitive pressures and developments;

o    continue to develop and enhance our technology and systems; and

o    attract, retain and motivate qualified personnel.


         Our business model is unproven.

     The potential profitability of our business model is unproven, and, to be successful, we must, among other things, develop and market products and services that achieve broad market acceptance by its users. Our model has been developed recently, and, as a result, is relatively unproven. Our business, financial condition, results of operations and prospects might be materially and adversely affected if customers and suppliers become dissatisfied with out products and services. Accordingly, our business model might not be successful or sustain revenue growth or generate significant profits.

         Customers might not accept our products.

     If we do not attract and retain a large number of customers to use our products, our business and operating results will be negatively affected. Specific factors that could prevent widespread acceptance of our solution, and our ability to generate or grow revenues, include:

o    pricing that does not meet customer expectations;

o    delays in responding to customer inquiries or in deliveries to customers;

o    difficulties in returning or exchanging orders;

o    inaccurate deliveries of products; and

o    technical difficulties.

     We face risks associated with acquisitions.

     We have acquired, and expect in the future to acquire businesses, technologies, services or products that we believe are a strategic fit with our business. The process of integrating an acquired business, technology, service or product might result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. In addition, the anticipated benefits of any acquisition might not be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill.

     We might not be able to determine or design the features and functionality that our customers require or prefer.

     Our success depends upon our ability to accurately determine the features and functionality tat our customers require or prefer in an e-commerce solution, and our ability to successfully design and implement solutions that include these features and functionality. If we are unable to determine or design in the features and functionality that customers require or prefer in an e-commerce solution, our business will be negatively affected. We cannot be certain that the features and functionality that we plan to offer will satisfy the requirements or preferences of our current or potential customers.

     We depend on our business partnership with others.

     The usefulness of our product will be dependent upon the number and quality of our relationships with other partners. To the extent that we establish relationships with customers and suppliers, we anticipate that many of such relationships will be nonexclusive or terminable at will. Consequently, these partners might transfer their business to our competitors quickly and at relatively low costs. Our success will depend on our ability to convince customers and suppliers of the benefits of our solutions and on our ability to retain, broaden and diversify our future base of customers. If we are unable to attract and retain a large number of customers, our business, financial condition, results of operations and prospects will be materially and adversely affected.

     We might not be able to establish and strengthen our brand.

     We believe that establishing and strengthening our brand is critical to achieving widespread acceptance of our products and services, particularly because of the early stage of the online market for our products and services. Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide consistent, high-quality customer experiences. We will need to spend a lot of money to promote our brand, both on marketing and on customer service. Our brand promotion activities might not be successful or result in enough increased revenues to offset the expenses incurred.


     Our markets are competitive.

     Our markets are intensely competitive. In our marketplace, competitive pressures are likely to result in price reduction, reduced margins, and possible reduced market share, any one of which factors could seriously harm our business. Such competitors might be able to spend more aggressively on marketing and advertising for their brands. The business-to-business marketplace is highly competitive and several companies are positioned to emerge as competitors in this marketplace. Many of our competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than us, significantly greater name recognition and a larger installed base of potential customers, and have extensive knowledge of our industry. Such competitors might be able to spend more aggressively on marketing and advertising for their brands, products and services. They also might adopt more aggressive pricing policies and make more attractive offers to employees. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors might emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidations.


     We depend on third parties to provide reliable software, systems and related services to us.

     We currently license from third parties certain technologies and information incorporated into our products and services. As we continue to introduce new services that incorporate new technologies and information, we might be required to license additional technology and information from others. These third-party technology and information licenses might not continue to be available to us on commercially reasonable terms, if any all. Additionally, third parties form which we currently license technology and information might not be able to defend their proprietary rights successfully against claims of infringement. Any failure to obtain any of these technology and information licenses could result in delays or reductions in the introduction of new features, functions, products or services. It could also negatively affect the performance of our existing products and services until equivalent technology or information can be identified, obtained and integrated.

     We plan to rely substantially upon third-party service providers to help us build, maintain and house key components of our products and systems. These services might not be available in a timely manner or at commercially reasonable terms, if at all. Any failure to obtain the necessary services to enable us to build, maintain and house our products and systems, could have a material adverse effect on our business, financial condition, results of operations and prospects.

     Several of the third-parties upon whom we depend have a limited operating history, have relatively immature technology and are themselves dependent on reliable delivery of services from others. As a result, our ability to deliver various services to our users might be adversely affected by the failure of these third parties to provide reliable software, systems and related services to us.

     We need to expand our direct sales operations if we are to increase market awareness and sales of our products and services.

     We need to substantially expand our direct sales operations if we are to increase market awareness and sales of our products and services. If we fail to increase our direct sales capabilities, our business, financial conditions and results of operations would be materially adversely affected. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. New hires often require extensive training and typically take several months to achieve productivity.

     Government regulation and legal uncertainties could add costs to doing business on the Internet.

     There are currently few laws or regulations that specifically regulate medical diagnostic products and companies. However, laws and regulations might be adopted in the future that address issues such as user privacy, pricing, taxes and the characteristics and quality o products and services. Any new laws or regulations relating to the Internet could adversely affect our business.


     Our projected financial information is based on assumptions that might not be accurate.

     The operating and financial information contained in our projected financial data have been prepared by management and reflect its current estimates of our future performance. The projected results are dependent on the successful implementation of management's growth strategies and are based on assumptions and events over which we have only partial or no control. The assumptions underlying such projected information require the exercise of judgment, and the projections are subject to uncertainty due to the effects that economic, business, competitive, legislative, political or other changes might have on future events. Changes in the facts or circumstances underlying such assumptions could materially affect the projections. To the extent that assumed events do not materialize, actual results might vary substantially from the projected results. As a result, we might not achieve the operating or financial results set forth in our financial projections.

     Our products and services may contain defects, which could result in the rejection of our products and damage to our reputation, as well as lost revenues, diverted development resources and increased service costs and warranty claims.

     Products and services as sophisticated as ours are likely to contain undetected errors or defects, especially when first introduced or when new models or versions are released. Our products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources and increased customer service and support costs and warranty claims. Any of these results could harm our business.


     Our future results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.

     Since we intend to sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will represent an increasing portion of our total revenue. Accordingly, our future results could be harmed by a variety of factors, including:

o    changes in foreign currency exchange rates;

o    changes  in  a  specific   country's  or  region's  political  or  economic
     conditions, particularly in emerging markets;

o    trade protection measures and import or export licensing requirements;

o    potentially negative consequences from changes in tax laws;

o    difficulty in managing widespread sales and manufacturing operations; and

o    less effective protection of intellectual property.


     We may not be able to acquire or maintain easily identifiable Web addresses or prevent third parties from acquiring Web addresses similar to ours.

     We may not be able to prevent third parties from acquiring Web addresses that are similar to our addresses, which could materially adversely affect our business, financial condition and operating results. The acquisition and maintenance of the website addresses generally is regulated by governmental agencies and their designees.


OUR BUSINESS MAY FACE ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US WHICH COULD CAUSE OUR BUSINESS TO SUFFER.


     In addition to the risks specifically identified in this Risk Factors section or elsewhere in this filing\, we may face additional risks and uncertainties not presently known to us or that we currently deem immaterial which ultimately may impair our business, results of operations and financial condition.






ITEM 2.  PROPERTY

     Since 1990, we have leased office space at 1800 Walt Whitman Road, Melville, New York. Our lease, as amended, expires on March 31, 2001. The current annualized lease rate for this space is approximately $75,000, which is subject to annual increases. The facility contains approximately 4,200 square feet of office space.

ITEM 3.  LEGAL PROCEEDINGS

     On or about February 22, 1999, a shareholder derivative action was filed in United States District Court for the Eastern District of New York in connection with certain transactions culminating in the sale to Impleo, LLC of our interest in a then subsidiary Drew Shoe Corp. The complaint names all of our current directors and several former members of the Board as defendants as well as Impleo, LLC and certain related entities and individuals. The allegations contained in the complaint challenge the Defendants' actions in connection with certain transactions, including but not limited to, (i) the April 14, 1998 restructuring of certain convertible notes; (ii) the October 1998 sale of 56.7% of Drew to Impleo, LLC; and (iii) the proposed sale to Impleo, LLC of our remaining 33.3% interest in the Drew. In addition to seeking recovery for certain allegedly wrongful acts on the part of the Defendants, the complaint seeks, among other things, to enjoin or set aside any shareholder vote in connection with a proxy statement filed with the SEC on or about February 1, 1999 pursuant to which we received shareholder approval to sell our remaining 33.3% interest in Drew and to block or rescind the sale of any interests in Drew to Impleo, LLC. The Company and the plaintiff have reached a settlement and a settlement hearing is scheduled for June 16, 2000 to confirm and approve the settlement.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      NONE

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     Our Common Stock was quoted primarily on the NASDAQ SmallCap Market under the symbol BCAM until October 15, 1998. Subsequent to October 15, 1998, we have been traded primarily on the Over the Counter Bulletin Board ("OTC Bulletin Board"). The Common Stock has also been traded on the Boston Stock Exchange under the symbol BAM. In November 1998, the Boston Stock Exchange advised us that it would commence a process of delisting the Common Stock from the Boston Stock Exchange.

      The following table sets forth the high and low closing bid quotations for the Common Stock as reported by the OTC Bulletin Board through April 6, 2000. The OTC Bulletin Board quotations reflect inter-dealer prices without retail markup, markdown or commission and do not necessarily represent actual transactions.

                               OTC Bulletin Board

_______                              High Bid                           Low Bid
                                     --------                           -------
First Quarter                         $.23                               $.09
Second Quarter                        $.20                               $.06
Third Quarter                         $.18                               $.06
Fourth Quarter                        $.09                               $.01

Holders

There were approximately 320 record holders of our Common Stock as of April 6, 2000.

We have paid no cash dividends on its Common Stock since its inception and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

     On or about September 23, 1999 and January 12, 2000 , we have, pursuant to exemption from registration under the Securities Act of 1933, Section 4(2), as amended, offered and sold a total of 103,330 shares of Series C Preferred Stock and a total of 103,330 Warrants for a total of $310,000.

     Between February 1, 2000 and March 1, 2000 we have, pursuant to exemption from registration under the Securities Act of 1933, Section 4(2), as amended, offered and sold a total of 120,000 shares of Series D Preferred Stock and a total of 30,000,000 warrants for a total of $1,200,000.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS


EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS REPORT AND THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANINGS OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW IN FACTORS THAT MAY AFFECT FUTURE RESULTS.

Overview:

BCAM International, Inc. and Subsidiaries (the "Company") has been primarily a technology pioneer in the field of Intelligent Surface Technology blending biomechanics and ergonomics with innovative electronic systems and software. On September 23, 1999, the Company completed a merger and recapitalization and acquired LungCheck, Inc. ("LungCheck") (see Item 1, Description of Business). Since BCAM had no business operations immediately prior to the merger, the business of LungCheck is now the sole business of the Company. The merger has been treated as a "purchase business combination" and a "reverse acquisition" for accounting purposes in which BCAM is the legal acquirer and LungCheck is the accounting acquirer.

Since the merger, the Company has been engaged in the development and the sale of clinical testing applications and automated laboratory systems that together allow for the early detection, diagnosis, characterization, treatment and monitoring of significant human diseases. The Company is currently focused on developing clinical testing applications for lung cancer and has already fully developed and begun marketing its first clinical application called LungCheck(R), a quantitative sputum cytology test, to targeted healthcare providers who treat people that are `at-risk' for lung disease.

The Company plans to fully develop laboratory systems that provide highly sensitive (using genetic and molecular marker technology) testing capabilities through automated screening technology and to simultaneously develop numerous clinical applications that test for cancer or other serious medical conditions and are able to be run on the Company's laboratory systems. The Company will market the use of its testing applications to medical providers who in turn will order the tests that are then run on the laboratory systems that the Company provides to certain large reference and hospital laboratories. The Company believes that the placement of its systems coupled with the increased utilization of its testing applications by providers will result in significant recurring revenue to the laboratories that use its systems as well as to the Company and possibly to the physicians that collect specimens for testing. The Company plans to charge the laboratory on a per-test or per-user basis and it is contemplated that the Company will place its systems and receive on-going leasing revenue from these systems as well as from fees associated with the sale of its proprietary testing kits.

Management will create market awareness of the Company's products by educating physicians about the use of the Company's applications and by initially marketing to the `high-risk' breathing environments and groups of individuals that include industrial workers and people who smoke. Management also plans to actively explore entering into business combinations with other entities to expand the Company's product line to include other synergistic early detection tools that are of particular medical significance. To date, sales of the Company's products have not been significant due to the fact that the Company has been actively developing its product line and completing its management infrastructure.


Results of Operations

Results of operations for the years ended December 31, 1999 and 1998 were impacted by limitations on resources, primarily financial, which inhibited marketing activities. In particular, the Company was in negotiations to raise additional capital from approximately June 1998 through December 1999. In September 1999 it consummated a series of transactions resulting in a recapitalization and merger. Through September 1999, the Company was periodically advanced funds by a major stockholder, a portion of which was converted into capital stock in connection with the recapitalization.

Revenues decreased from $94,000 to $44,000 for the years ended December 31, 1998 and 1999. This decrease arose from two research programs that were conducted on behalf of organizations in 1998 that were absent in 1999, and the decline in revenues from a significant multi-specialty clinic. In addition, the Company's limited cash resources did not allow for aggressive marketing and sales activities.

Costs of revenues declined from $346,000 to $50,000 for the years ended December 31, 1998 and 1999 due to the closing, in March 1999, of the Company's laboratory facility. In conjunction with the laboratory's closure, the Company entered into an agreement whereby a medical provider of laboratory services is processing LungCheck(R) tests and reporting on their results, thereby reducing the high fixed costs of lab personnel and other lab expenditures.

Selling, general and administrative expenses increased from $1,900,000 to $3,174,000 for the years ended December 31, 1998 and 1999. This increase is mainly due to consulting and compensation charges related to the issuance of stock options, offset by reductions in certain medical, sales and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

As indicated in the accompanying consolidated financial statements, as of December 31, 1999, the Company had not generated any significant revenues from the LungCheck(R) technology that is its principal asset, and its operations have generated losses and cash flow deficiencies from its inception on January 30, 1997. Although the losses reflect substantial noncash charges resulting from the issuance of shares of preferred and common stock, stock options and warrants to pay for service, compensation and interest expense, the Company had a substantial working capital deficiency and was in violation of certain of the covenants in its loan agreement as of December 31, 1999. Management expects that such losses and cash flow deficiencies will continue through at least December 31, 2001 while the Company continues to develop its technology and the markets for its services. Such matters raise substantial doubts about the Company's ability to continue as a going concern and realize the carrying value of its technology and other assets unless the Company is able to obtain additional financing and, ultimately, increase revenues and generate sufficient profits and cash flows to sustain its operations.

From January 1 through April 4, 2000, the Company raised $1,510,000, net of expenses of $163,000, through two private placements. The Company anticipates that, in addition, it will need to raise approximately $3,000,000 to satisfy its cash requirements (including the requirements under the new license agreement described below) through December 31, 2000. On February 1, 2000, the Company signed an Investment Advisory Agreement with Burnham Securities, Inc., an investment banking institution, to assist the Company in raising capital over the next 12 months and to advise it with respect to certain business combinations. To date, the Company has received indications of interest for certain amounts and it believes that the remaining capital will be forthcoming within the next 30 to 60 days.

The Company signed a multi-year patent and technology license agreement with AccuMed International, Inc. ("AccuMed") on April 4, 2000. This agreement enables the Company to gain exclusive use of AccuMed automated and quantitative microscope technologies, products and patent rights in the field of early lung cancer detection, and will speed the Company's efforts to become the industry leader. The agreement requires a license fee of $1,000,000 payable in various installments through December 1, 2000, royalty fees based on specified terms and $1,000,000 in cash or shares of the Company's common stock on the first anniversary of the agreement.

Management is continuing its efforts to obtain additional debt and/or equity financing for the Company from financial institutions, other private investors and potential strategic partnerships. However, there can be no assurance that the additional financing will be available to the Company when needed, on commercially reasonable terms, or at all, which could have a material adverse effect on the Company's long-term viability, and thus, as to the continuance of the Company.



ITEM 7.  FINANCIAL STATEMENTS


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

Part III

     The information required by Part III of this Form 10-KSB is incorporated by reference to the Registrant's definitive proxy statement that was filed with the Commission on March 23, 2000.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

                                      NONE

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

                              BCAM International, Inc.


                              By: /s/ Michael Strauss
                                   -----------------------
                                   Michael Strauss
                                   Chairman of the Board of Directors
                                   Chief Executive Officer
                                   (Principal Executive Officer)
                                   Date: April 14, 2000


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Michael Strauss
-----------------------
Michael Strauss                      Chairman of the Board       April 14, 2000
                                     of Directors and
                                     Chief Executive Officer
                                     (Principal Executive Officer)


/s/ Joel L. Gold
----------------                     Director                    April 14, 2000
Joel L. Gold



/s/ Mark L. Plaumann
--------------------                 Director                    April 14, 2000
Mark L. Plaumann



                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES




                                    I N D E X
                                    ---------


                                                                                                                     PAGE
                                                                                                                     ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                                              F-2

CONSOLIDATED BALANCE SHEET
     DECEMBER 31, 1999                                                                                                F-3

CONSOLIDATED STATEMENTS OF OPERATIONS
     YEARS ENDED DECEMBER 31, 1999 AND 1998                                                                           F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
     YEARS ENDED DECEMBER 31, 1999 AND 1998                                                                         F-5/6

CONSOLIDATED STATEMENTS OF CASH FLOWS
     YEARS ENDED DECEMBER 31, 1999 AND 1998                                                                           F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                                          F-8/26

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Board of Directors and Stockholders
BCAM International, Inc.


We have audited the accompanying consolidated balance sheet of BCAM INTERNATIONAL, INC. AND SUBSIDIARIES as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BCAM International, Inc. and Subsidiaries as of December 31, 1999, and their results of operations and cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 2 to the consolidated financial statements, the Company has not generated any significant revenues on a sustained basis from the LungCheck(R) technology that is its principal operating asset, and its operations have generated losses and cash flow deficiencies from its inception. As of December 31, 1999, the Company had a substantial working capital deficiency, and it was in violation of certain of the covenants in its loan agreements. Such matters raise substantial doubt about the Company's ability to continue as a going concern and realize the carrying value of the LungCheck(R) technology. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




Roseland, New Jersey
April 4, 2000

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999



                                                         ASSETS
                                                         ------

Current assets:
     Cash                                                                                                    $       68,000
     Accounts receivable, less allowance for contractual discounts
         and doubtful accounts of $15,000                                                                            18,000
     Other current assets                                                                                            47,000
                                                                                                              -------------
              Total current assets                                                                                  133,000
Equipment, net of accumulated depreciation of $7,000                                                                 21,000
Technology costs, net of accumulated amortization of $336,000                                                       841,000
Debt issuance costs, net of accumulated amortization of $212,000                                                  1,970,000
                                                                                                              -------------

              Total                                                                                            $  2,965,000
                                                                                                               ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
                                           ------------------------------------

Current liabilities:
     Notes payable (including obligations in default)                                                         $     945,000
     Payments received for preferred stock prior to issuance                                                        220,000
     Accounts payable                                                                                               291,000
     Accrued expenses                                                                                               142,000
                                                                                                              -------------
              Total current liabilities                                                                           1,598,000
Note payable                                                                                                        350,000
Other liabilities                                                                                                    70,000
                                                                                                              -------------
              Total liabilities                                                                                   2,018,000
                                                                                                              -------------
Commitments and contingencies
Stockholders' equity:
     Preferred stock; 2,000,000 shares authorized:
         Series A Acquisition  Convertible  Preferred  Stock, par value $.01 per share;  750,000  shares  authorized;  262,884  shares  issued  and outstanding; liquidation preference $4,521,605
              ($17.20 per share)                                                                                      3,000
         Series B Acquisition Convertible Preferred Stock, par value $.01 per share; 750,000 shares authorized; 81,743 shares
              issued and outstanding                                                                                  1,000
     Common stock, par value $.01 per share; 65,000,000 shares
         authorized; 40,680,153 shares issued                                                                       407,000
     Additional paid-in capital                                                                                  13,229,000
     Unearned compensation                                                                                       (2,818,000)
     Accumulated deficit                                                                                         (8,976,000)
     Less treasury stock - 763,182 shares of common stock at cost                                                  (899,000)
                                                                                                               ------------
              Total stockholders' equity                                                                            947,000
                                                                                                               ------------
              Total                                                                                            $  2,965,000
                                                                                                               ============



See Notes to Consolidated Financial Statements.

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998




                                                                                                1999                1998
                                                                                                ----                ----

Net revenues                                                                               $      44,000      $      94,000
                                                                                           -------------      -------------

Operating expenses:
    Cost of revenues                                                                              50,000            346,000
    Selling, general and administrative expenses                                               3,174,000          1,900,000
                                                                                            ------------       ------------
       Totals                                                                                  3,224,000          2,246,000
                                                                                            ------------       ------------

Loss from operations                                                                          (3,180,000)        (2,152,000)
                                                                                            ------------       ------------

Interest expense                                                                              (1,188,000)          (249,000)
Interest income                                                                                                      36,000
                                                                                            ------------       ------------
       Totals                                                                                 (1,188,000)          (213,000)
                                                                                            ------------       ------------

Net loss                                                                                     $(4,368,000)       $(2,365,000)
                                                                                             ===========        ===========


Basic net loss per common share                                                                    $(.08)             $(.16)
                                                                                                   =====              =====


Basic weighted average number of common shares outstanding                                    55,630,146         14,831,100
                                                                                              ==========         ==========

See Notes to Consolidated Financial Statements.

                   BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998




                            Series A    Series B
                          Acquisition Acquisition   Series A
                          Convertible Convertible Convertible                        Stock Sub-
                           Preferred   Preferred   Preferred     Common Stock        scriptions
                             Stock       Stock       Stock     Shares      Amount    Receivable
                             -----       -----       -----     ------      ------    ----------

Balance, January 1, 1998 .....                      $3,000   3,000,000     $3,000    $(100,000)
Proceeds from payments of
   subscriptions receivable ..                                                         100,000
Proceeds from sale of
   113,722 shares of Series
   A convertible  preferred
   stock  and  warrants  to
   purchase common stock
   through private placement
   in March and April 1998 ...
Costs related to private
   placement .................
Net loss .....................
                                                     -----   ---------      -----     --------
Balance, December 31, 1998 ...                       3,000   3,000,000      3,000         -
Issuance of shares to note-
   holder for deferral of
   monthly principal payments                                  231,846
Effects of reverse acquisition
   and other concurrent
   transactions:
   Conversion of senior
     subordinated secured
     promissory notes into
     common stock, net of
     unamortized debt issuance
     costs of $56,000 ........                               8,333,333      8,000
   Conversion of note payable
     to stockholder and re-
     lated accrued interest
     into common stock .......                               4,792,324      5,000
   Conversion of advances pay-
     able to stockholder .....                                 850,476      1,000
   Proceeds from issuance of
     common stock through pri-
     vate placement ..........                               5,400,000      5,000
   Issuance of common stock
     to consultants ..........                               1,239,167      1,000
   Issuance of common stock
     and warrants to note-
     holder for consent to
     reverse acquisition .....                                 905,845      1,000

                              Additional    Unearned     Accum-
                               Paid-in      Compen-     ulated     Treasury Stock
                               Capital      sation      Deficit   Shares    Amount   Total
                               -------      ------      -------   ------    ------   -----


Balance, January 1, 1998 ..... $ 3,226,000           $(2,243,000)                   $889,000
Proceeds from payments of
   subscriptions receivable ..                                                       100,000
Proceeds from sale of
  113,722  shares of Series
   A  convertible  preferred
   stock  and  warrants  to
   purchase common stock
   through private placement
   in March and April 1998 ...     193,000                                           193,000
Costs related to private
   placement .................     (41,000)                                          (41,000)
Net loss .....................                        (2,365,000)                 (2,365,000)
                                ----------             ---------                   ---------

Balance, December 31, 1998 ...   3,378,000            (4,608,000)                 (1,224,000)

Issuance of shares to note-
   holder for deferral of
   monthly principal payments       35,000                                            35,000
Effects of reverse acquisition
   and other concurrent
   transactions:
   Conversion of senior
     subordinated secured
     promissory notes into
     common stock, net of
     unamortized debt issuance
     costs of $56,000 ........   1,186,000                                         1,194,000
   Conversion of note payable
     to stockholder and re-
     lated accrued interest
     into common stock .......     714,000                                           719,000
   Conversion of advances pay-
     able to stockholder .....     126,000                                           127,000
   Proceeds from issuance of
     common stock through pri-
     vate placement ..........     805,000                                           810,000
   Issuance of common stock
     to consultants ..........     179,000                                           180,000
   Issuance of common stock
     and warrants to note-
     holder for consent to
     reverse acquisition .....   2,043,000                                         2,044,000

                                F-5 (Continued)

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998




                            Series A    Series B
                          Acquisition Acquisition   Series A
                          Convertible Convertible Convertible                        Stock Sub-
                           Preferred   Preferred   Preferred     Common Stock        scriptions
                             Stock       Stock       Stock     Shares      Amount    Receivable
                             -----       -----       -----     ------      ------    ----------

Effects of reverse acquisition
   and other concurrent
   transactions (concluded):
   Net issuances of preferred
      stock (including  issu-
      ance of 262,884 shares
      of Series A and 81,581
      shares of Series B
      Acquisition Preferred
      Stock and repurchase
      of 2,658,511 shares of
      Series A  Convertible
      Preferred  Stock) and
      common stock in
      connection with business
      combination, net of re-
      lated expenses of
      $190,000                $3,000     $1,000    $(3,000)  15,927,162   $383,000
Issuance of 162 shares of
   Series B preferred stock
   to noteholder as fee for de-
   ferral of monthly principal
   payments
Issuance of stock options to
   consultants
Issuance of stock options to
   employees
Amortization of unearned com-
   pensation
Net loss
                              ------   ------   ----------   ----------   --------  -------
Balance, December 31, 1999    $3,000   $1,000   $   -        40,680,153   $407,000  $  -
                              ======   ======   ==========   ==========   ========  =======


                              Additional    Unearned     Accum-
                               Paid-in      Compen-     ulated      Treasury Stock
                               Capital      sation      Deficit    Shares    Amount      Total
                               -------      ------      -------    ------    ------      -----

Effects of reverse acquisition
   and other concurrent
   transactions (concluded):
   Net issuances of preferred
      stock (including  issu-
      ance of 262,884 shares
      of Series A and 81,581
      shares of Series B
      Acquisition Preferred
      Stock and repurchase
      of 2,658,511 shares of
      Series A  Convertible
      Preferred  Stock) and
      common stock in
      connection with business
      combination, net of re-
      lated expenses of
      $190,000               $   325,000                            763,182  $(899,000)    $(190,000)
Issuance of 162 shares of
   Series B preferred stock
   to noteholder as fee for de-
   ferral of monthly principal
   payments                        7,000                                                       7,000
Issuance of stock options to
   consultants                 1,056,000                                                   1,056,000
Issuance of stock options to
   employees                   3,375,000  $(2,966,000)                                       409,000
Amortization of unearned com-
   pensation                                  148,000                                        148,000
Net loss                                               $(4,368,000)                       (4,368,000)
                             -----------  -----------  -----------   -------  ---------  -----------

Balance, December 31, 1999   $13,229,000  $(2,818,000) $(8,976,000)  763,182  $(899,000) $   947,000
                             ===========  ===========  ===========   =======  =========  ===========



See Notes to Consolidated Financial Statements.

                                F-6 (Continued)

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                                 1999                1998
                                                                                                 ----                ----
Operating activities:
    Net loss                                                                                 $(4,368,000)       $(2,365,000)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation of equipment                                                                  14,000             20,000
       Write-off of equipment                                                                     34,000
       Amortization of technology costs                                                          168,000            168,000
       Amortization of debt issuance costs and debt discount                                     192,000             33,000
       Amortization of unearned compensation                                                     148,000
       Deferred interest expense                                                                  35,000             96,000
       Service, compensation and interest expense
          paid through issuance of preferred and
          common stock and stock options                                                       2,610,000
       Provision for bad debts                                                                   (41,000)            21,000
       Changes in operating assets and liabilities:
          Accounts receivable                                                                     50,000            (33,000)
          Other current assets                                                                   (46,000)            35,000
          Accounts payable                                                                       241,000             14,000
          Accrued expenses                                                                      (184,000)            (8,000)
          Liability under agreement for purchase of technology                                                   (1,025,000)
                                                                                            ------------       ------------
              Net cash used in operating activities                                           (1,147,000)        (3,044,000)
                                                                                            ------------       ------------

Investing activities - purchases of equipment                                                                       (50,000)
                                                                                                               ------------

Financing activities:
    Proceeds from issuances of notes payable                                                     445,000            100,000
    Repayments of notes payable                                                                  (14,000)           (72,000)
    Debt issuance and conversion costs                                                           (45,000)           (13,000)
    Repayments of capital lease obligations                                                      (11,000)           (13,000)
    Payments received for preferred stock prior to issuance                                      220,000
    Proceeds from issuances of preferred and common stock,
       net of expenses of $41,000 in 1998                                                        810,000            152,000
    Proceeds from stock subscriptions                                                                               100,000
    Costs related to reverse acquisition and other concurrent
       transactions                                                                             (190,000)
                                                                                            ------------      -------------
              Net cash provided by financing activities                                        1,215,000            254,000
                                                                                            ------------      -------------

Net increase (decrease) in cash                                                                   68,000         (2,840,000)
Cash, beginning of year                                                                             -             2,840,000
                                                                                            ------------      -------------

Cash, end of year                                                                           $     68,000       $       -
                                                                                            ============       ============

Supplemental disclosures of cash flow data:
    Interest paid                                                                          $     124,000      $     120,000
                                                                                           =============      =============

See Notes to Consolidated Financial Statements.

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and reverse acquisition and basis of presentation:

     Business and reverse acquisition:

          BCAM International, Inc., which was organized in 1984 in the State of New York, and its subsidiaries ("BCAM") had been primarily a software, technology and consulting company specializing in providing ergonomic solutions (human factors engineering) to individuals, corporations and governments. BCAM's revenues had historically been derived primarily from ergonomic consulting services. Through a series of transactions effective as of September 22, 1999: (i) BCAM transferred all of its technology holdings, assigned all of its licensing agreements and transferred $225,000 to ISTX, Inc. ("ISTX"), its 90%-owned subsidiary;
          (ii) ISTX agreed to assume substantially all of BCAM's liabilities; and (iii) BCAM spun off its 90% interest in ISTX through the payment of a dividend whereby it issued one share of ISTX common stock for each share of common stock of BCAM held of record on September 22, 1999 (the "Spinoff"). As a result of the Spinoff, BCAM had virtually no business operations on September 23, 1999, the time of the exchange of shares based on a merger agreement, further described below, that had been executed on an earlier date.

          LungCheck Inc. ("LungCheck") was incorporated on January 30, 1997 in the State of Delaware for the purpose of acquiring, enhancing and marketing LungCheck(R) technology. The technology is used to provide a specialized sputum cytology laboratory service. The service includes a quantitative assessment of the pulmonary health of lung cells based on a comprehensive review of different cellular and noncellular indicators, as well as the early identification of cancer and other abnormal cells in the fluids found in the lungs known as sputum. The results of the assessment are included in a cytology report which is produced from a database and specialized software containing comparative pulmonary health information.

          As of September 23, 1999, BCAM had, effectively, 40,680,153 shares of common stock outstanding, with a par value of $.01 per share, including 13,125,000 shares issued, effectively, on that date in connection with the settlement of rights held by certain purchasers of its common shares through a private placement in April 1998 (see Note
          7).

          As of September 23, 1999, LungCheck had 2,658,511 shares of Series A Convertible Preferred Stock outstanding (the "Old Series A Stock"), with a par value of $.001 per share and, effectively, 24,752,991 shares of common stock outstanding, with a par value of $.001 per share, including shares issued, effectively, as of that date as follows: (i) 8,333,333 shares issued in connection with the conversion of senior subordinated secured promissory notes in the principal amount of $1,250,000; (ii) 4,792,324 shares issued in connection with the conversion of a note payable and its liability for accrued interest thereon aggregating $719,000; (iii) 850,476 shares issued in connection with the conversion of advances payable to a stockholder;
          (iv) 5,400,000 shares sold through a private placement from which it received net proceeds of $810,000; (v) 905,845 shares issued to a noteholder in consideration for consenting to the merger; and (vi) 1,239,167 shares issued to consultants for services in connection with the conversions and sales of shares described above and of the exchange of shares described below.

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Business and reverse acquisition and basis of presentation (continued):

     Business and reverse acquisition (concluded):

          As of September 23, 1999, BCAM was authorized to issue 2,000,000 shares of preferred stock. On September 23, 1999, BCAM became authorized to issue up to 1,500,000 shares of preferred stock as acquisition preferred stock with a par value of $.01 per share of which up to 750,000 shares were designated as Series A Acquisition Convertible Preferred Stock (the "Series A Stock") and 750,000 shares were designated as Series B Acquisition Convertible Preferred Stock (the "Series B Stock"). As further explained in Note 6, each share of Series A Stock is convertible into 150 shares of common stock, subject to certain conditions, and has a preference in liquidation of $17.20 per share, and each share of Series B Stock is convertible into 1,500 shares of common stock, but has no preference in liquidation. In addition, the holders of Series A Stock and Series B Stock are entitled to cast that number of votes equal to the number of shares of common stock into which a share of Series A Stock and a share of Series B Stock is convertible on each matter submitted to BCAM's stockholders for voting.

          On September 23, 1999, the merger agreement became effective and BCAM became obligated to issue 262,884 shares of Series A Stock to the holders of LungCheck's Old Series A Stock and 81,581 shares of Series B Stock to the holders of LungCheck's 24,752,991 shares of common stock that, effectively, were then outstanding (the "Merger"). As a result of the Merger, (i) LungCheck became a wholly-owned subsidiary of BCAM; and (ii) BCAM had the equivalent of 202,727,378 voting shares outstanding, of which 162,047,225 shares, or approximately 80%, were held by the owners of the preferred and common stock of LungCheck prior to the Merger and 40,680,153 shares, or approximately 20%, were held by the owners of the common stock of BCAM prior to the Merger.

          Since BCAM had no business operations immediately prior to the Merger as a result of the Spinoff described above, and since the former stockholders of LungCheck owned 80% of the voting stock of BCAM, the Merger has been treated effective as of September 23, 1999 as a "purchase business combination" and a "reverse acquisition" for accounting purposes in which BCAM was the legal acquirer and LungCheck was the accounting acquirer. As a result, the assets and liabilities of the accounting acquirer, LungCheck, continued to be recorded at their historical carrying values as of September 23, 1999; however, common stock and additional paid-in capital were adjusted as of September 23, 1999 to reflect the $.01 per share par value of the shares of the legal acquirer, BCAM. In addition, the accompanying consolidated financial statements for the periods prior to September 23, 1999 are comprised, effectively, of the historical financial statements of LungCheck.

          As used herein, the "Company" refers to LungCheck prior to the Merger and LungCheck together with BCAM subsequent to the Merger.

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Business and reverse acquisition and basis of presentation (continued):

     Basis of presentation:

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated significant revenues on a sustained basis from the LungCheck(R) technology that is its principal operating asset, and its operations have generated losses and cash flow deficiencies from its inception on January 30, 1997. Although the losses reflect substantial noncash charges resulting from the issuance of shares of preferred and common stock, stock options and warrants to pay for service, compensation and interest expense, the Company had a substantial working capital deficiency and was in violation of certain of its covenants in its loan agreement as of December 31, 1999. Management expects that such losses and cash flow deficiencies will continue through at least December 31, 2001 while the Company continues to develop its technology and the markets for its services. Such matters raise substantial doubts about the Company's ability to continue as a going concern and realize the carrying value of its technology and other assets unless the Company is able to obtain additional financing and, ultimately, increase revenues and generate sufficient profits and cash flows to sustain its operations.

          From its inception through December 31, 1999, the Company obtained financing primarily from loans from InterEquity Capital Partners ("InterEquity"), a small business investment company; loans from stockholders and other related parties; the private placement of convertible bridge notes (which were subsequently converted into preferred and common stock) and secured promissory notes; and the private placement of units of shares of preferred stock and warrants to purchase preferred and common stock.

          During the period from January 1 through April 4, 2000, the Company raised $1,510,000, net of expenses, through two private placements and entered into a patent and license agreement for certain technology whereby it will be required to pay a license fee of $1,000,000 in various installments through December 1, 2000 (see Note 11). In addition to the $1,510,000 already raised in 2000, management anticipates that the Company will need to raise approximately $3,000,000 to satisfy its cash requirements through December 31, 2000. Management is continuing its efforts to obtain additional debt and/or equity financing for the Company from financial institutions, other private investors and potential strategic partnerships. On February 1, 2000, the Company entered into an agreement with an investment banking institution which will act as its investment advisor with respect to its efforts to raise capital. However, there is no assurance that the Company will be able to obtain the financing it will require for its operations through the remainder of the year ending December 31, 2000.

          During the year ended December 31, 1999, the Company consummated the Merger and management began to reorganize the Company's operations. The Company has engaged a consulting firm specializing in medical sales and marketing strategies to prepare a business plan and explore strategic alternatives which include, among other things, potential business combinations, strategic alliances and other potential sources of financing. Cash payments for expenses have been reduced through the outsourcing of certain laboratory, sales and marketing positions. The Company has also reduced expenses by eliminating certain internal personnel costs and other costs of services through an agreement whereby a medical diagnostic company is processing LungCheck(R) tests and reporting on their results.

          In addition, management believes the Company has developed a more viable marketing strategy. This strategy focuses on providing healthcare professionals with systems that allow for the early detection, diagnosis, treatment and monitoring of significant human diseases utilizing advances in molecular diagnostics coupled with automatic quantitative screening technologies. The Company plans to direct its initial focus towards developing products for the early detection and characterization of lung cancer with the goal of improving disease management and patient outcomes.

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Business and reverse acquisition and basis of presentation (concluded):

     Basis of presentation (concluded):

          In order to implement its new marketing strategy and enable the Company to become commercially successful, the Company has commenced negotiations with several parties which, if successful, would add key technologies for development of the aforementioned laboratory systems.

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

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies:

     Principles of consolidation:

          As a result of accounting for the Merger as a purchase business combination and a reverse acquisition (see Note 1), the accompanying consolidated financial statements include the accounts of LungCheck as of December 31, 1999 and for the years ended December 31, 1999 and 1998 and the accounts of BCAM and its wholly-owned subsidiaries as of December 31, 1999 and for the period from its acquisition on September 23, 1999 to December 31, 1999. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Use of estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Revenue recognition:

          Revenues are recognized upon the completion of the cytology report.

     Equipment:

          Equipment is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which range from five to seven years.

     Technology costs:

          Technology costs are capitalized and are amortized using the straight-line method over an estimated useful life of seven years.

     Debt issuance costs:

          Debt issuance costs are deferred and amortized to interest expense over the term of the related loan using the interest method.


     Impairment of long-lived assets:

          The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as equipment and technology costs, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of the assets to their carrying amounts.

     Advertising:

          The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were immaterial in 1999 and 1998.

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2 - Summary of significant accounting policies (continued):

     Stock options:

          In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company will only recognize compensation costs as a result of the issuance of stock options to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation expense as a result of any grants to employees at an exercise price that is equal to or greater than fair value. The Company will also make pro forma disclosures, in accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options had been applied instead if such amounts differ materially from the historical amounts.

     Income taxes:

          The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

     Net earnings (loss) per common share:

          The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock (net income or loss adjusted for preferred dividend requirements, if any) by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants and the conversion of preferred stock, were issued during the period.

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies (concluded):

     Net earnings (loss) per common share (concluded):

          As explained in Note 1, the 24,752,991 shares of common stock issued by LungCheck (the accounting acquirer in the reverse acquisition) prior to or concurrent with the Merger on September 23, 1999 were converted into 81,581 shares of Series B Stock at a conversion ratio of .0032958 shares of Series B Stock for each share of LungCheck common stock that had been outstanding. As explained in Note 6, the shares of Series B Stock do not have any liquidation preference and have rights to dividends that are equivalent to those of a share of common stock of BCAM (the legal acquirer in the reverse acquisition). In addition, each share of Series B Stock is convertible into 1,500 shares of BCAM common stock. Accordingly, the Company has computed the weighted average number of common shares outstanding for the years ended December 31, 1999 and 1998 as if a share of LungCheck common stock outstanding prior to the Merger was equivalent to 4.9437 shares of BCAM common stock and a share of Series B Stock outstanding subsequent to the Merger was equivalent to 1,500 common shares. The shares held by the common stockholders of BCAM prior to the Merger have been included in the computation of the weighted average number of common shares outstanding for the year ended December 31, 1999 from September 23, 1999, the effective date of the Merger.

          No diluted per share amounts have been presented in the accompanying consolidated statements of operations because the assumed effects of the exercise of options and warrants outstanding at December 31, 1999 and 1998, the assumed exercise of the Series A Stock outstanding at December 31, 1999 and the Old Series A Stock outstanding at December 31, 1998 would have been anti-dilutive.

     Recent accounting pronouncements:

          The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of December 31, 1999 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during 1999 and 1998.


Note 3 - Equipment:

               Equipment consisted of the following at December 31, 1999:

                  Furniture and fixtures                        $  4,000
                  Computer equipment                              24,000
                                                                --------
                                                                  28,000
                  Less accumulated depreciation                    7,000
                                                                --------
                     Total                                       $21,000
                                                                ========

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Long-term debt:

     Long-term debt was comprised of the following at December 31, 1999:

          Note  originally  payable to  InterEquity in monthly  installments  of
          $24,057  including  interest at 12% through  December 31, 2002; net of
          unamortized   discount  of  $14,634;   secured  by  a  first  lien  on
          substantially  all  of  the  Company's  assets.  The  Company  was  in violation of certain loan  covenants as of December 31, 1999 and, as a result,  payments totaling $625,000 originally due in years subsequent
          to December 31, 1999 have been reclassified as current liabilities (A)          $ 913,000

          Note payable to LungCheck  Ltd.  for the purchase of  technology  with interest  at  10%;  payable  on  December  30,  2002;  secured  by the
          Company's technology (B)                                                          350,000

                  Other                                                                      32,000
                                                                                          ---------
                                                                                          1,295,000
                  Less current portion                                                      945,000
                                                                                          ---------
                  Long-term debt                                                         $  350,000
                                                                                         ==========

     (A) On January 15, 1999, the loan agreement was amended to allow the Company to defer any monthly principal payment due in 1999 by issuing a specified number of shares of Series B stock (or common shares prior to the Merger) based on the principal amount deferred. The Company issued the equivalent of a total of 926 Series B shares (including 764 shares of Series B stock issued upon the conversion of 231,846 shares of LungCheck common stock as a result of the Merger) with an aggregate fair value of $42,000 as deferral fees in 1999. Effective as of September 23, 1999, the Company issued shares of common stock and warrants to purchase common stock to InterEquity, and reduced the exercise price of warrants issued to InterEquity at the inception of the loan, to obtain InterEquity's consent to the Merger (see Note 7). In addition, the Company is obligated to issue additional warrants for the purchase of common stock to InterEquity if it has not consummated an initial public offering as of a specified date (see Note 9).

     (B) The rights to payments and the interests in the pledged assets are subordinated to the rights of InterEquity. LungCheck Ltd. is owned by a stockholder of the Company.

     Interest expense on loans from related parties totaled approximately $830,000 and $96,000 for the year ended December 31, 1999 and 1998, respectively.

     Management believes that the fair value of the Company's note payable to InterEquity does not differ materially from their aggregate carrying value at December 31, 1999 because the note is a short-term obligation with terms that were recently renegotiated. Because of the relationship between the Company and its related parties, management believes that there is no practical method that can be used to determine the fair values of notes and loans payable to related parties.

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Income taxes:

          As of December 31, 1999, the Company had net operating loss carryforwards of approximately $7,493,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2019. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $2,548,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of December 31, 1999.

          The Company had also offset the potential benefits of $2,548,000 and $2,000,000 from net operating loss carryforwards by equivalent valuation allowances as of December 31, 1999 and 1998, respectively. As a result of the increases in the valuation allowance of $566,000 and $656,000 during the years ended December 31, 1999 and 1998, respectively, there are no credits for income taxes reflected in the accompanying consolidated statements of operations to offset pre-tax losses.


Note 6 - Preferred stock:

          As of December 31, 1999, the Company was authorized to issue up to 2,000,000 shares of preferred stock, of which 750,000 had been authorized for issuance as Series A Stock and 750,000 had been authorized for issuance as Series B Stock. A total of 262,884 shares of Series A Stock and 81,743 shares of Series B Stock were outstanding. Subsequent to December 31, 1999, shares of two new series of preferred stock were authorized and sold by the Company through private placements (see Note 12).

          Each share of Series A Stock has a par value of $.01 per share and a preference in liquidation of (i) $17.20 per share plus (ii) all declared but unpaid dividends, or if greater, a portion of the remaining assets of the Company which are distributable to the holders of the common stock equal to an amount which would have been distributed if the Series A Stock had been converted into common stock immediately prior to the date of such liquidation. Each share of Series A Stock is convertible into 150 shares of common stock, subject to certain conditions. Each share of Series B Stock has a par value of $.01 per share, no preference in liquidation and is automatically convertible into 1,500 shares of common stock immediately after the Company effectuates a 1-for-15 reverse split of its common stock. In addition, the holders of Series A Stock and Series B Stock are entitled (i) to cast that number of votes equal to the number of shares of common stock into which a share of Series A Stock and a share of Series B Stock is convertible on each matter submitted to the Company's stockholders for voting and (ii) to dividends (whether in cash or property or securities, other than dividends which are paid or intended to be paid in connection with distributions of the Company's assets upon the voluntary or involuntary liquidation, dissolution or winding up of the Company) when declared by the Company's Board of Directors on the common stock, on an as converted basis, and before any payment is made to the holders of the common stock.

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 7 - Stockholders' equity (deficiency):

          Prior to September 23, 1999, BCAM had 27,555,153 shares of common stock outstanding. During 1998, BCAM sold shares of common stock and warrants through a private placement that was exempt from registration under the Securities Act of 1933 (the "Act"). However, the number of shares of common stock sold was subject to "repricing adjustments" based on the market value of the shares at specified dates. Effective as of September 23, 1999, the stockholders of BCAM that had purchased shares through the private placement received a total of 13,125,000 shares of common stock pursuant to agreements that canceled its obligations with respect to the issuance of any additional shares as a result of repricing adjustments. Accordingly, as explained in Note 1, the stockholders of BCAM owned 40,680,153 shares of common stock prior to the Merger. Such shares represent 100% of the Company's common shares outstanding as of December 31, 1999 and approximately 20% of the Company's outstanding voting shares.

          Prior to September 23, 1999, LungCheck had 3,231,846 shares of common stock outstanding that were converted into 10,652 shares of Series B Stock upon consummation of the Merger. Effective as of September 23, 1999, LungCheck issued 21,521,145 shares of common stock, which were converted into 70,929 shares of Series B Stock, as a result of the Merger and the purchase business combination (see Note 1) in connection with repayments of notes, repayments of advances from a stockholder, sales for cash through a private placement, a payment to obtain a consent to the Merger and payments for various consulting and other services as more fully described below.

          Effective as of September 23, 1999, LungCheck issued 8,333,333 shares of common stock, which were converted into 27,465 shares of Series B Stock, to repay senior subordinated secured promissory notes that were payable to certain of its stockholders and directors in the aggregate principal amount of $1,250,000, including subordinated notes in the aggregate principal amount of $1,000,000 that had been sold through a private placement in January 1999 that was exempt from registration under the Act. The Company had received net proceeds of $400,000 from that sale. The discount on the notes of $600,000 (60%) was amortized to expense over the period from the date of issuance to September 23, 1999. The Company also charged the remaining deferred issuance costs related to these notes of approximately $56,000 to additional paid-in capital in connection with the conversion. LungCheck also issued 4,792,324 shares of common stock, which were converted into 15,795 shares of Series B Stock, to repay the principal balance of $613,000 of, and the related accrued interest of $106,000 on, a 10% note that had been payable to a stockholder. LungCheck also issued 850,476 shares of common stock, which were converted into 2,803 shares of Series B Stock, to repay advances of $127,000 that had been payable to a stockholder (see Note 10). The issuances of the shares as repayments of notes, advances and accrued interest were noncash transactions that are not reflected in the accompanying 1999 consolidated statement of cash flows.

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Stockholders' equity (deficiency) (continued):

          Effective as of September 23, 1999, LungCheck sold 5,400,000 shares of common stock, which were converted into 17,797 shares of Series B Stock, through a private placement that was exempt from registration under the Act and received total cash proceeds of $810,000.

          Effective as of September 23, 1999, LungCheck issued 905,845 shares of common stock, which were converted into 2,985 shares of Series B Stock, to obtain a consent from InterEquity to the Merger (see Note
          4). The shares issued had an approximate fair value of $582,000, which has been included in debt issuance costs and is being amortized over the remaining term of the note. LungCheck also issued 1,239,167 shares of common stock, which were converted into 4,084 shares of Series B Stock, to consultants for services in connection with the conversions of the notes and the sales of shares described above and certain other transactions related to the Merger. The shares issued had an approximate fair value of $180,000 which was charged to selling, general and administrative expenses in 1999.

          The Company incurred total costs of $1,866,000 related to professional and consulting fees and other related expenses in connection with the Merger and the purchase business combination comprised of cash payments of $190,000 and payments through grants of stock options with a fair value of approximately $1,676,000 (see Note 8). The Company allocated $810,000 of the total costs as a charge to additional paid-in capital, which was the amount of the net cash proceeds the Company received from the private placement of the equivalent of 17,797 shares of Series B Stock sold in connection with the Merger described above. The remaining portion of the costs attributed to the options of $1,056,000 was charged to operating expenses and additional paid-in capital was increased by an equivalent amount.

          During 1999, the Company also issued the equivalent of a total of 926 Series B shares as fees for the deferral of payments to a noteholder (see Note 4).

          On December 30, 1997, LungCheck issued warrants to purchase the equivalent of 7,098,336 shares of common stock that were initially exercisable through December 29, 2002 at $.11 per share as part of the consideration for the loan from InterEquity (all numbers of common shares and per share exercise prices related to warrants issued by LungCheck and/or BCAM set forth below have been converted to post-Merger equivalent amounts). In addition to issuing the equivalent of 2,985 shares of Series B Stock described above, effective as of September 23, 1999, LungCheck reduced the exercise price of the warrants issued in 1997 from $.11 to $.05 and issued new warrants to purchase 5,100,000 shares of common stock exercisable at $.05 per share through September 23, 2004 to obtain a consent from InterEquity to the Merger. The adjustments to the exercise price and the new warrants issued had an approximate fair value of $1,462,000, which has been included in debt issuance costs and is being amortized over the remaining term of the note. These were noncash transactions that are not reflected in the accompanying 1999 consolidated statement of cash flows.

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 7 - Stockholders' equity (deficiency) (concluded):

          During March and April 1998, the Company sold the equivalent of 11,245 shares of Series A Stock and 1,023,660 warrants to purchase shares of common stock pursuant to a private placement of units of shares and warrants exempt from registration under the Act. Each warrant is exercisable for the purchase of one share of common stock at $.11 per share through March 22, 2003. The Company received proceeds from this private placement of $152,000, net of related costs and expenses of $41,000. In connection with the private placement, the Company also issued 8,070,000 warrants to purchase shares of common stock as an additional fee for the services of the placement agent. Each warrant is exercisable for the purchase of one share of common stock at $.11 per share through December 31, 2002.

          The number of common shares reserved for issuance upon exercise, the exercise prices and the expiration dates of all of the Company's outstanding warrants as of December 31, 1999 are summarized in the table below:

                    Shares Subject
                      to Warrants                    Exercise Price                   Expiration Date
                      -----------                    --------------                   ---------------

                       11,236,500                           $.06                    August 14, 2002
                       15,973,932                            .11                    December 29, 2002
                        7,098,336                            .05                    December 29, 2002
                        8,070,000                            .11                    December 31, 2002
                        1,023,636                            .11                    March 22, 2003
                        5,100,000                            .05                    September 15, 2004


Note 8 - Stock options:

          LungCheck and BCAM have granted options for the purchase of shares of common stock to key executives, other employees, directors and consultants and other nonemployees. The table that follows summarizes the status of the shares of the Company's common stock that are subject to issuance upon the exercise of stock options outstanding as of December 31, 1999 and 1998 and changes in outstanding options during the years then ended. Since the Merger was treated effective as of September 23, 1999 as a "purchase business combination" and a "reverse acquisition" for accounting purposes in which BCAM was the legal acquirer and LungCheck was the accounting acquirer, the options and the related changes reflected in the table prior to September 23, 1999 are those granted by LungCheck. All options granted by BCAM prior to and outstanding as of September 23, 1999 are reflected separately as options attributable to the Merger. In addition, all numbers of common shares and per share exercise prices related to options granted by either LungCheck or BCAM set forth below have been converted to post-Merger equivalent amounts.

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Stock options (continued):


                                                                     1999                             1998
                                                                     ----                             ----
                                                             Shares        Weighted            Shares        Weighted
                                                            or Price        Average           or Price        Average
                                                            Per Share   Exercise Price        Per Share    Exercise Price
                                                            ---------   --------------        ---------    --------------

                  Outstanding, at beginning of
                     year                                   9,622,877       $ .08              6,022,877       $.06
                  Granted                                  49,296,378         .03              3,600,000        .11
                  Options attributable to Merger            4,286,375        1.01
                  Canceled                                 (3,756,180)        .10
                                                          -----------                        -----------

                  Outstanding, at end of year              59,449,450         .10              9,622,877        .08
                                                           ==========                          =========

                  Options exercisable at end of year       36,183,385                          5,467,864
                                                           ==========                          =========

                  Weighted average fair value
                     of options granted during
                     the year                                    .13                               .08
                                                                 ===                               ===

          The Company granted options to purchase 4,286,188 shares of common stock for services provided by employees during 1999 at an exercise price of $.03 per share which was less than the fair market value of the shares on the dates of the respective grants. Accordingly, the Company charged $409,000 to compensation expense and additional paid-in capital in 1999 based on the number of shares subject to the options granted and the excess of the fair market value over the exercise price for each share.

          The Company also granted options to purchase 29,662,200 shares of common stock to an executive officer during 1999 pursuant to an employment agreement that expires on September 15, 2003 (see Note 9). The options were granted at an exercise price of $.03 per share which was less than the fair market value of the shares on the date of grant. Accordingly, the Company charged $2,966,000 to unearned compensation and additional paid-in capital in 1999 based on the number of shares that are subject to the options and the excess of the fair market value over the exercise price for each share. The unearned compensation is being amortized on a straight-line basis over the term of the employment contract. A total of $148,000 of the unearned compensation was amortized in 1999 and the balance is shown separately as a reduction of stockholders' equity in the accompanying consolidated balance sheet as of December 31, 1999.

          The Company also granted options to purchase 13,347,990 shares of common stock at an exercise price of $.03 per share to consultants and other nonemployees during 1999 as part of consideration for services in connection with the Merger and the reverse acquisition. The Company valued the costs of the services at $1,676,000 based on the estimated fair value of the options determined using methods required by SFAS
          123. A portion of the total costs was charged to additional paid-in capital and the remainder was charged to operating expenses, as further explained in Note 7.

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 8 - Stock options (concluded):

     The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                            Options Outstanding                                                     Options Exercisable
                            -------------------                                                     -------------------
                                                           Weighted
                                                            Average
                                                           Years of          Weighted                            Weighted
                                          Number           Remaining          Average           Number            Average
                  Exercise Price       Outstanding       Contract Life     Exercise Price      Exercisable     Exercise Price
                  --------------       -----------       -------------     --------------      -----------     --------------

                  $.0002- .07           54,863,075           4.38              $ .03           32,609,010         $.03
                     .08- .23            1,100,000           4.14                .14            1,100,000          .14
                     .75-1.69            3,486,375           6.67               1.10            2,474,375          .93
                                       -----------                                            -----------

                  $.0002-$1.69          59,449,450           4.51                .10           36,183,385          .10
                  ============          ==========           ====                ===           ==========          ===

          Since the Company has elected to continue to use the provisions of APB 25 in accounting for stock options granted to employees, no earned or unearned compensation cost was recognized in the accompanying consolidated financial statements for stock options granted to employees at exercise prices that were equal to or greater than the fair market value of the Company's common stock on the date of grant. The pro forma amounts computed as if the Company had elected to recognize compensation cost for options granted to employees based on the estimated fair value of the options at the date of grant, computed as described below, and the related historical amounts reported in the accompanying consolidated statements of operations follow:

                                                                                         1999                   1998
                                                                                    ---------------        ---------------

                   Net loss - as reported                                            $(4,368,000)           $(2,365,000)
                                                                                     ===========            ===========
                   Net loss - pro forma                                              $(5,313,000)           $(2,545,000)
                                                                                     ===========            ===========
                   Basic loss per share - as reported                                  $(.08)                  $(.16)
                                                                                       =====                   =====
                   Basic loss per share - pro forma                                    $(.10)                  $(.17)
                                                                                       =====                   =====

          The fair value of each option granted was estimated as of the date of grant using the "Black-Scholes" method in 1999 and the "minimum value" method in 1998 pursuant to SFAS 123, with the following weighted-average assumptions:


                                                      1999                  1998
                                                      ----                  ----

                   Expected volatility                105%                   0%
                   Risk-free interest rate           4.65%                5.85%
                   Expected years of option life        5                    5
                   Expected dividends                   0%                   0%

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Commitments and contingencies:

     Operating leases:

          The Company leases its facilities under an operating lease that expires in March 2001. The lease requires the payment of minimum annual rentals plus real estate taxes, insurance, utilities and maintenance costs. Rent expense totaled approximately $62,000 and $94,000 for the years ended December 31, 1999 and 1998, respectively. The Company was originally leasing one of its facilities from one of its stockholders. In April 1999, the stockholder sold the premises and assigned the lease to the new, unrelated owner.

          Future minimum rental payments under the noncancelable operating lease aggregated $104,500 at December 31, 1999, of which approximately $83,500 is payable in 2000 and $21,000 is payable in 2001.

     Employment agreement:

          The Company has an employment agreement with its Chairman, President and Chief Executive Officer that expires in September 2003. Future minimum payments under the employment agreement aggregated $814,000 at December 31, 1999, of which approximately $185,000 is payable in 2000, $210,000 is payable in 2001, $235,000 is payable in 2002 and $184,000 is payable in 2003. In addition, the employment agreement requires the Company to pay the officer 299% of his then base salary should there be a change in control of the Company. Should the officer be terminated without cause, the agreement requires the Company to pay the officer one year's salary.

     Commitment to issue warrants:

          If the Company has not completed an initial public offering of its common stock, or a majority of its common stock has not been acquired, at a price of at least $5.00 per share, and the loan from InterEquity (see Note 4) has not been repaid at any time prior to January 1, 2002, the Company will be required to issue warrants to purchase up to 1,730,295 shares of its common stock to InterEquity as follows:
          247,185 warrants on January 1, 2000, 494,370 warrants on January 1, 2001 and 988,740 warrants on January 1, 2002. Each warrant will be exercisable for the purchase of one share of common stock at $.45 per share for a period of five years from the date of issuance.

     Concentrations of credit risk:

          The Company maintains its cash in bank deposit accounts the balances of which, at times, may exceed Federal insurance limits. Exposure to credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings.

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 9 - Commitments and contingencies (continued):

     Litigation:

          On or about February 22, 1999, a purported stockholder derivative action was filed in United States District Court for the Eastern District of New York in connection with certain transactions prior to the Merger culminating in the sale by BCAM of its interest in one of its former subsidiaries, Drew Shoe Corporation ("Drew") to Impleo, LLC ("Impleo"). The complaint named all of BCAM's then current directors and several former directors as defendants (the "BCAM Defendants") as well as Impleo and certain related entities and individuals (collectively, the "Defendants"). The complaint alleged violations of the Federal securities laws and state law and challenged the Defendants' actions in connection with certain transactions including but not limited to (i) the April 14, 1998 restructuring of certain convertible notes; (ii) the October 1998 sale of a 56.7% interest in Drew to Impleo and (iii) the sale of BCAM's remaining 33.3% interest in Drew to Impleo on March 4, 1999. In addition to seeking recovery on behalf of BCAM for certain allegedly wrongful acts on the part of the Defendants, the complaint sought, among other things, to enjoin or set aside any stockholder vote in connection with a proxy statement filed with the Securities and Exchange Commission on or about February 1, 1999 (pursuant to which BCAM received approval of over 66.7% of its stockholders to sell its remaining 33.3% interest in Drew) and to block or rescind the sale of any interests in Drew to Impleo. BCAM's directors denied the allegations concerning any allegedly wrongful actions.

          In May 1999, the Defendants filed motions to dismiss the complaint. Instead of responding to these motions, plaintiff filed and served an amended complaint in July 1999. The amended complaint dropped certain parties as Defendants and raised several new allegations, including, but not limited to, the alleged failure to make adequate disclosure of the advice rendered by a consultant to BCAM and the alleged failure to seek separate stockholder approval for the October 1998 sale. The Company and its directors denied that they engaged in wrongful conduct and on September 13, 1999 the Defendants served motions to dismiss the amended complaint.

          After further motions, the parties agreed to settle the case and, on February 19, 2000, executed a settlement agreement which requires court approval. The principal terms of the settlement require the BCAM Defendants to pay $229,500 plus legal fees not to exceed $85,000, and the remaining Defendants to pay $25,000 plus legal fees not to exceed $7,500. The Company's insurer has agreed to pay the obligations of the BCAM Defendants arising from the settlement.

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 9 - Commitments and contingencies (concluded):

     Litigation (concluded):

          In connection with the Merger described above, BCAM's liabilities as of September 23, 1999 were assumed by ISTX (see Note 1). However, the assumption of such liabilities was completed "with recourse." As a result, if ISTX should default on the liabilities of BCAM it assumed, the Company would be liable for payment. As of December 31, 1999, the Company was contingently liable for liabilities assumed by ISTX of approximately $492,000. Management cannot determine what amount, if any, the Company may have to pay, and the Company had not accrued any liability for payments, in connection with this matter.


Note 10- Other related party transactions:

          At December 31, 1999, accounts payable included $152,000 that arose during 1999 from noninterest bearing advances from a stockholder. The amount payable to the stockholder has no specific due date. In addition, the stockholder had, effectively, made other advances to the Company by paying consulting fees of $127,000 on its behalf during 1999 which were repaid through the issuance of the equivalent of 2,803 shares of Series B Stock in connection with the Merger (see Note 7).

          During 1998, the Company was charged fees totaling approximately $198,000 by a stockholder for pathology services.


Note 11- Subsequent events:

     Private placements of shares of new series of preferred stock:

          Subsequent to December 31, 1999, the Company became authorized to issue up to 120,000 shares of Series C Convertible Preferred Stock (the "Series C Stock") and 150,000 shares of Series D Convertible Preferred Stock (the "Series D Stock"). Each share of Series C Stock has a par value of $.01 per share and a preference in liquidation of
          (i) $100 per share plus (ii) all declared but unpaid dividends, or if greater, a portion of the remaining assets of the Company which are distributable to the holders of the common stock equal to an amount which would have been distributed if the Series C Stock had been converted into common stock immediately prior to the date of such liquidation. Each share of Series C Stock is convertible into 3,333.4 shares of common stock, subject to certain conditions. Each share of Series D Stock has a par value of $.01 per share and a preference in liquidation of (i) $10 per share plus (ii) all declared but unpaid dividends, or if greater, a portion of the remaining assets of the Company which are distributable to the holders of the common stock equal to an amount which would have been distributed if the Series D Stock had been converted into common stock immediately prior to the date of such liquidation. Each share of Series D Stock is convertible into 250 shares of common stock, subject to certain conditions.

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11- Subsequent events (continued):

     Private placements of shares of new series of preferred stock (concluded):

          In addition, the holders of Series C Stock are entitled to cast that number of votes equal to the number of shares of common stock into which a share of Series C Stock is convertible on each matter submitted to the Company's stockholders for voting. The holders of Series D Stock have no voting rights. The holders of Series C Stock and Series D Stock are entitled to dividends (whether in cash or property or securities, other than dividends which are paid or intended to be paid in connection with distributions of the Company's assets upon the voluntary or involuntary liquidation, dissolution or winding up of the Company) when declared by the Company's Board of Directors on the common stock, on an as converted basis, and before any payment is made to the holders of the common stock.

          During January 2000, the Company sold 103,330 shares of Series C Stock and 103,330 warrants to purchase shares of common stock pursuant to a private placement exempt from registration under the Act. Each warrant is exercisable for the purchase of one share of common stock at $.33 per share through January 12, 2005. The Company received proceeds from this private placement of $310,000, net of related costs and expenses of $31,000. Proceeds of $220,000 received prior to December 31, 1999 are reflected as payments received for preferred stock prior to issuance in the accompanying consolidated balance sheet as of December 31, 1999.

          During February and March 2000, the Company sold 120,000 shares of Series D Stock and 30,000,000 warrants to purchase shares of common stock pursuant to a private placement exempt from registration under the Act. Each warrant is exercisable for the purchase of one share of common stock at $.08 per share through March 2005. The Company received proceeds from this private placement of $1,200,000, net of related costs and expenses of $132,000.

     License agreement:

          On April 4, 2000, the Company entered into a patent and license agreement with AccuMed International, Inc. ("AccuMed") for AccuMed's technology in the field of morphological, cytochemical, cytogenetic and quantitative sputum cytology which is used in laboratory analyses for early lung cancer detection, screening, diagnosis, prognosis or therapeutic monitoring. The Company will be required to pay AccuMed a license fee of $1,000,000 in various installments through December 1, 2000; royalty fees based on specified terms; and either $1,000,000 in cash, or shares of the Company's common stock with an equivalent value, on the first anniversary of the agreement based on an election made by AccuMed. The agreement will expire on April 4, 2020 except under certain conditions.

                    BCAM INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 11- Subsequent events (concluded):

     Investment in debentures:

          On March 31, 2000, the Company purchased secured claims against Intelligent Medical Imaging, Inc. ("IMI") with a principal balance of $500,000 from one of IMI's creditors for $370,000. IMI is a manufacturer of automated microscopy systems used worldwide in hospitals and large clinical laboratories that filed for Chapter 11 Bankruptcy Protection in November 1999.

     Consulting agreements:

          The Company has entered into an agreement that became effective on January 1, 2000 pursuant to which a consultant will provide it with business development and management advisory services. The agreement requires the Company to pay the consultant from $21,000 to $25,000 per month from January 1, 2000 through February 1, 2001 and grant stock options to the consultant. In addition, the consultant will receive
          certain   fees  upon  the   consummation   of  certain   mergers   and
          acquisitions.

          On January 31, 2000, the Company entered into an agreement pursuant to which an investment banker will provide it with financial advisory services. The agreement requires the Company to pay the investment banker $5,000 per month through January 31, 2001, with 50% payable in cash and 50% payable in shares of common stock of the Company with an equivalent fair value. In addition, the investment banker will receive certain fees upon the consummation of certain mergers and acquisitions. The investment banker will also receive warrants to purchase 1,000,000 shares of the Company's common stock that will be exercisable over a five year period at an exercise price that will be determined based on the selling price of the Company's common stock consummated through a future private placement.

     Matters subject to stockholder approval:

          At the next annual meeting, the Company's stockholders will be asked to approve, among other matters: (i) a change in the Company's name to CellMetrics, Inc.; (ii) an increase in the number of authorized shares of the Company's preferred stock from 2,000,000 shares to 5,000,000 shares; (iii) an increase in the number of authorized shares of the Company's common stock from 65,000,000 shares to 200,000,000 shares; and (iv) a 1 for 15 reverse split of the Company's common stock.




                                      * * *
                                      F-26