Form 10KSB/A
period 1999-12-31
BCAM INTERNATIONAL INC
filed 2000-05-16
CIK 856143

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB/A

                         AMENDMENT NO. 1 TO ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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



ITEM 7.  FINANCIAL STATEMENTS

The information required by this item is incorporated by reference to the Company's financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

Part III


ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

     The following table shows all the cash and other compensation paid or to be paid by BCAM, as well as certain other compensation paid or accrued, during the last three fiscal years indicated, to the Chief Executive Officer and the other most highly compensated executive officers whose aggregate cash compensation exceeds $100,000.

                               Annual Compensation

Name and Principal Position                 Year              Salary($)        Bonus($)
---------------------------                 ----              ---------        --------

Michael Strauss, Chairman,                  1999 1,3,5        $130,737
President and CEO                           1998 2,4          $231,972         -0-
                                            1997              $216,318         $75,000

1 1999 Salary - Does not include compensation received from Drew Shoe Corp. in the amount of $179,569.
2 1998 Salary- Does not include compensation received from Drew Shoe Corp. in the amount of $23,017.
3 Does not include accrued but unpaid salary from ISTX, Inc. in the amount of $63,013.28.
4 Does not include accrued but unpaid salary from ISTX, Inc. in the amount of $63,013.28.
5 Mr. Strauss' salary was increased to $200,000 effective February, 2000.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Management

The information below shows, as of January 31, 2000, the number of common equivalent shares beneficially owned by each director and the Chairman and CEO, and by the directors and officer of the company as a group. No officer other than the Chairman and CEO has any beneficial ownership. The options and warrants include those which are currently vested or which can be exercised within sixty days and excludes those for which the exercise price is above current market value of $0.14 per common equivalent share.

                   Common Equivalent       Acquirable within    % of Common
                   Shares Owned or            Sixty Days      Equivalent Shares
    Name           Controlled (1)                                  Owned
-------------     ----------------          --------------    ---------------

Michael Strauss,
  Chairman & CEO                               8,079,960           3.65%

Richard M. Wisely,
  Director (2)         49,268,890              5,000,000          24.84%


Lynn M. Taussig, M.D.
  Director                                       741,555           0.35%

Randall Stern
  Director (3)            185,389                      0           0.09%

             All Officers and Directors as a Group                28.92%
             -------------------------------------                ------

Notes:
(1)  The Company  has issued four  classes of stock,  as follows:  Common  Stock
     -40,680,153 shares outstanding; Series A Preferred Stock, each share convertible in 150 shares of Common Stock - 262,884.3126 shares outstanding; Series B Preferred Stock, each share convertible in 1,500 shares of Common Stock - 81,743.0875 shares outstanding; and Series C Preferred Stock, each share convertible into 100 shares of Common Stock - 107,667 shares outstanding.
(2) Mr. Wisely owns or controls shares of the following Classes of the Company's stock, with percent of the Class owned or controlled shown in parentheses: 988.744 shares of Series A Preferred Stock (0.38%); 31,080.386 shares of Series B Preferred Stock (38.02%); and 25,000 shares of Series C Preferred Stock (23.20%).
(3) Mr. Stern owns shares of the following Class of the Company's stock, with percent of the Class owned shown in parentheses: 1,235.925 shares of Series A Preferred Stock (0.47%).

This information is reported in accordance with the beneficial ownership rules of the United States Securities and Exchange Commission (the "SEC"), under which a person is deemed to be the beneficial owner of a security if that person has or shares the voting power or investment power with respect to such security or has the right to acquire such ownership within sixty (60) days. Unless otherwise indicated in footnotes to the table, each person listed has sole voting and dispositive power with respect to the securities owned by such person.

The business address for each of the persons listed above is 1800 Walt Whitman Road, Melville, New York 11747.

Security Ownership of Certain Beneficial Owners

The table below is based on information available to the Company and shows beneficial ownership of more than 5% of any class of the Company's stock by any shareholder other than holdings shown in the table above.

                     Common Equivalent    Acquirable within    % of Common
                      Shares Owned or        Sixty Days       Equivalent Shares
     Name             Controlled (1)                              Owned
 -------------        ----------------     --------------    ---------------

Worldwide Special Fund
 (managed by Solomon-
   Smith Barney)(2)      35,029,766                               16.41%

Balmore Fund, S.A. (3)   16,585,649           8,666,534           11.37%

InterEquity Capital
   Partners, LLP (4)      7,185,980                                3.37%

Notes:
(1) The Company has issued four classes of stock, as follows: Common Stock - 40,680,153 shares outstanding; Series A Preferred Stock, each share convertible in 150 shares of Common Stock - 262,884.3126 shares outstanding; Series B Preferred Stock, each share convertible in 1,500 shares of Common Stock - 81,743.0875 shares outstanding; and Series C Preferred Stock, each share convertible into 100 shares of Common Stock - 107,667 shares outstanding.
(2) Worldwide Special Fund owns shares of the following Classes of the Company's stock, with percent of the Class owned shown in parentheses:
     52,461.3579 shares of Series A Preferred Stock (19.96%); and 18,107.0411 shares of Series B Preferred Stock (22.15%).
(3) Balmore Fund, S.A. owns shares of the following Classes of the Company's stock, with percent of the Class owned shown in parentheses: 14,418,949 shares of Common Stock (35.44%); and 21,667 shares of Series C Preferred Stock (20.11%).
(4) InterEquity Capital Partners, LLP owns shares of the following Classes of the Company's stock, with percent of the Class owned shown in parentheses:
     4,790.653 shares of Series B Preferred (5.86%)

This information is reported in accordance with the beneficial ownership rules of the United States Securities and Exchange Commission (the "SEC"), under which a person is deemed to be the beneficial owner of a security if that person has or shares the voting power or investment power with respect to such security or has the right to acquire such ownership within sixty (60) days. Unless otherwise indicated in footnotes to the table, each person listed has sole voting and dispositive power with respect to the securities owned by such person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     At December 31, 1999, accounts payable included $152,000 that arose during 1999 from noninterest bearing advances from Richard M. Wisely, a director and stockholder of the Company. The amount payable to Mr. Wisely has no specific due date. In addition, Mr. Wisely had, effectively, made other advances to the Company by paying consulting fees of $127,000 on its behalf during 1999 which were repaid through the issuance of the equivalent of 2,803 shares of Series B Stock in connection with the Merger (see Note 7).

     During 1998, the Company was charged fees totaling approximately $198,000 by Jon V. Eylands M.D., Chief Pathologist and co-founder of Lungcheck for pathology services.

     On January 31, 2000, the Company entered into an agreement pursuant to which Burnham Securities, Inc., an investment banking firm, of which Randall Stern is the Managing Director of Corporate Finance, will provide it with financial advisory services. The agreement requires the Company to pay the investment banker $5,000 per month through January 31, 2001, with 50% payable in cash and 50% payable in shares of common stock of the Company with an equivalent fair value. In addition, the investment banker will receive certain fees upon the consummation of certain mergers and acquisitions. The investment banker will also receive warrants to purchase 1,000,000 shares of the Company's common stock that will be exercisable over a five year period at an exercise price that will be determined based on the selling price of the Company's common stock consummated through a future private placement.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

27.1      Financial Data Schedule

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

                              BCAM International, Inc.


                              By: /s/ Michael Strauss
                                   -----------------------
                                   Michael Strauss
                                   Chairman of the Board of Directors
                                   Chief Executive Officer
                                   (Principal Executive Officer)
                                   Date: May 4, 2000


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Michael Strauss
-----------------------
Michael Strauss                      Chairman of the Board       May 4, 2000
                                     of Directors and
                                     Chief Executive Officer
                                     (Principal Executive Officer)


/s/ Joel L. Gold
----------------                     Director                     May 4, 2000
Joel L. Gold



/s/ Mark L. Plaumann
--------------------                 Director                     May 4, 2000
Mark L. Plaumann

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