Form 10QSB
period 2000-03-31
BCAM INTERNATIONAL INC
filed 2000-05-22
CIK 856143

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   (Mark One)

         [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000
                                               ------------------

         [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT

                For the transition period from _____________ to ________________

                         Commission file number 0-18109

                            CELLMETRIX, INC.

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

                                 BCAM International, Inc.
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 19, 2000: 38,904,975

    Transitional Small Business Disclosure Format (check one): Yes ____ No X

                        CellMetrix, Inc. and Subsidiaries
              (Formerly BCAM International, Inc. and Subsidiaries)





                                                                                                                    PAGE

Part I - Financial Information

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheet
              March 31, 2000 (Unaudited)                                                                             F-2

              Condensed Consolidated Statements of Operations
              Three Months Ended March 31, 2000 and 1999 (Unaudited)                                                 F-3

              Condensed Consolidated Statement of Changes in Stockholders' Equity
              Three Months Ended March 31, 2000 (Unaudited)                                                          F-4

              Condensed Consolidated Statements of Cash Flows
              Three Months Ended March 31, 2000 and 1999 (Unaudited)                                                 F-5

              Notes to Condensed Consolidated Financial Statements (Unaudited)                                       F-6/15

Item 2.       Management's Discussion and Analysis or Plan of Operation                                             F-16/17


Part II - Other Information

Item 1.       Legal Proceedings                                                                                       20

Item 2.       Changes in Securities and Use of Proceeds                                                               20/21

Item 3.       Defaults Upon Senior Securities                                                                         21

Item 6.       Exhibits and Reports on Form 8-K                                                                        22

              Signatures                                                                                              23

              Index of Exhibits                                                                                       24

 CellMetrix, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheet
                                 March 31, 2000
                                   (Unaudited)

                                     Assets


Current assets:
     Cash                                                                                                     $     816,000
     Accounts receivable, less allowance for contractual discounts
         and doubtful accounts of $22,000                                                                            13,000
     Other current assets                                                                                            52,000
                                                                                                              -------------
              Total current assets                                                                                  881,000
Equipment, net of accumulated depreciation of $12,000                                                                17,000
Technology costs, net of accumulated amortization of $378,000                                                       799,000
Debt issuance costs, net of accumulated amortization of $376,000                                                  1,807,000
Other assets                                                                                                         55,000
                                                                                                              -------------

              Total                                                                                            $  3,559,000
                                                                                                              =============

                      Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable (including obligations in default)                                                         $     887,000
     Accounts payable                                                                                               334,000
     Accrued expenses                                                                                               389,000
                                                                                                              -------------
              Total current liabilities                                                                           1,610,000
Note payable                                                                                                        350,000
Other liabilities                                                                                                    50,000
                                                                                                              -------------
              Total liabilities                                                                                   2,010,000
                                                                                                              -------------
Commitments and contingencies
Stockholders' equity:
     Preferred stock; 5,000,000 shares authorized:
         Series A Acquisition Convertible Preferred Stock, par value $.01 per share; 750,000 shares authorized; 262,884 shares
              issued and outstanding; liquidation preference $4,521,605
              ($17.20 per share)                                                                                      3,000
         Series C Convertible Preferred Stock, par value $.01 per share;
              120,000 shares authorized; 103,763 shares issued and
              outstanding; liquidation preference $10,376,300 ($100 per share)                                        1,000
         Series D Convertible Preferred Stock, par value $.01 per share;
              150,000 shares authorized; 121,200 shares issued and
              outstanding; liquidation preference $1,212,000 ($10 per share)                                          1,000
     Common stock, par value $.01 per share; 200,000,000 shares
         authorized; 10,886,317 shares issued                                                                     1,633,000
     Additional paid-in capital                                                                                  11,452,000
     Unearned compensation                                                                                         (668,000)
     Accumulated deficit                                                                                         (9,974,000)
     Less treasury stock - 50,879 shares of common stock at cost                                                   (899,000)
                                                                                                              -------------
              Total stockholders' equity                                                                          1,549,000
                                                                                                              -------------

              Total                                                                                            $  3,559,000
                                                                                                              =============


See Notes to Condensed Consolidated Financial Statements.

                        CellMetrix, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)




                                                                                                 2000               1999
                                                                                             -----------        -----------

Net revenues                                                                                  $   10,000        $     8,000
                                                                                             -----------        -----------

Operating expenses:
    Cost of revenues                                                                               8,000             41,000
    Selling, general and administrative expenses                                                 798,000            346,000
                                                                                              ----------        -----------
       Totals                                                                                    806,000            387,000
                                                                                              ----------        -----------

Loss from operations                                                                            (796,000)          (379,000)

Interest expense                                                                                 202,000            250,000
                                                                                              ----------        -----------

Net loss                                                                                       $(998,000)         $(629,000)
                                                                                              ==========        ===========


Basic net loss per common share                                                                    $(.09)             $(.64)
                                                                                                   =====             ======


Basic weighted average number of common shares outstanding                                    10,835,431            988,740
                                                                                              ==========        ===========










See Notes to Condensed Consolidated Financial Statements.

                          CellMetrix, Inc. and Subsidiaries

      Condensed Consolidated Statements of Changes in Stockholders' Equity
                        Three Months Ended March 31, 2000
                                   (Unaudited)






                                       Series A         Series B
                                     Acquisition      Acquisition        Series C      Series D
                                     Convertible      Convertible       Convertible   Convertible
                                      Preferred        Preferred         Preferred     Preferred          Common Stock
                                       Stock            Stock             Stock         Stock         Shares          Amount
                                       -----            -----             -----         -----         ------          ------

Balance, January 1, 2000               $3,000           $1,000                                      40,680,153      $  407,000

Proceeds from  issuance  of
  103,763  shares of Series
  C and  121,200  shares of
  Series D Preferred Stock
  through private placements,
  net of expenses                                                         $1,000      $1,000

Issuance of stock options and
  warrants to directors, con-
  sultants and noteholders

Adjustment to unearned com-
  pensation related to issu-
  ance of stock options to
  director in 1999

Amortization of unearned
  compensation

Conversion of 81,743 shares
  of Series B Preferred Stock
  into common stock                                      (1,000)                                   122,614,595       1,226,000

Effect of 1 for 15 reverse
  split                                                                                           (152,408,431)

Net loss                                ______           _______           ______      ______     _____________     __________


Balance, March 31, 2000                 $3,000           $    -            $1,000      $1,000       10,886,317      $1,633,000
                                        ======           =======           ======      ======     ---==========     -=========







                                       Additional        Unearned         Accum-
                                        Paid-in           Compen-         ulated             Treasury Stock
                                        Capital           sation          Deficit         Shares       Amount          Total
                                        -------           ------          -------         ------       ------          -----

Balance, January 1, 2000               $13,229,000       $(2,818,000)    $ (8,976,000)    763,182      $(899,000)      $   947,000

Proceeds from  issuance  of
  103,763  shares of Series
  C and  121,200  shares of
  Series D Preferred Stock
  through private placements,
  net of expenses                        1,488,000                                                                       1,490,000

Issuance of stock options and
  warrants to directors, con-
  sultants and noteholders                 184,000                                                                         184,000

Adjustment to unearned com-
  pensation related to issu-
  ance of stock options to
  director in 1999                      (2,224,000)        2,113,000                                                      (111,000)

Amortization of unearned
  compensation                                                37,000                                                        37,000

Conversion of 81,743 shares
  of Series B Preferred Stock
  into common stock                     (1,225,000)

Effect of 1 for 15 reverse
  split                                                                                  (712,303)

Net loss                                                                    (998,000)                                     (998,000)
                                       ____________        __________    ____________    _________      __________      ___________


Balance, March 31, 2000                $11,452,000         $(668,000)    $(9,974,000)      50,879       $(899,000)      $1,549,000
                                       ===========         ==========    ============    =========      ===========     ===========

See Notes to Condensed Consolidated Financial Statements.

                        CellMetrix, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)


                                                                                                   2000               1999
                                                                                               ----------          --------

Operating activities:
     Net loss                                                                               $   (998,000)         $(629,000)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation of equipment                                                                 4,000              7,000
         Amortization of technology costs                                                         42,000             42,000
         Amortization of debt issuance costs and debt discount                                   164,000
         Net reversal of amortization of unearned compensation                                   (74,000)
         Deferred interest expense                                                                 9,000            212,000
         Service and interest expense paid through issuances
              of stock options and warrants                                                      184,000
         Provision for bad debts                                                                   7,000
         Changes in operating assets and liabilities:
              Accounts receivable                                                                 (2,000)            18,000
              Other current assets                                                                (5,000)
              Accounts payable                                                                    43,000            326,000
              Accrued expenses                                                                   238,000           (305,000)
              Other liabilities                                                                  (20,000)
                                                                                                ---------          ---------
                  Net cash used in operating activities                                         (408,000)          (329,000)
                                                                                                ---------          ---------

Investing activities:
     Increase in other assets                                                                    (55,000)
     Payments of capital lease obligations                                                                           (5,000)
                                                                                                 --------          ---------
                  Net cash used in operating activities                                          (55,000)            (5,000)
                                                                                                 --------          ---------

Financing activities:
     Proceeds from issuances of notes payable                                                                       400,000
     Repayments of notes payable                                                                 (59,000)
     Payments received for preferred stock prior to issuance                                    (220,000)
     Proceeds from issuances of preferred stock, net of
         expenses of $20,000                                                                   1,490,000
                                                                                               ----------           -------
                  Net cash provided by financing activities                                    1,211,000            400,000
                                                                                               ----------           -------

Net increase in cash                                                                             748,000             66,000

Cash, beginning of period                                                                         68,000                  -
                                                                                               ----------           -------

Cash, end of period                                                                            $ 816,000            $66,000
                                                                                               ==========           =======

Supplemental disclosures of cash flow data:
     Interest paid                                                                             $  18,000            $28,000
                                                                                               ==========           =======


See Notes to Condensed Consolidated Financial Statements.

                CellMetrix International, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Business and reverse  acquisition  and basis of  presentation:
     Interim financial  statements:

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of CellMetrix, Inc. (formerly BCAM International, Inc.) and its subsidiaries reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly their financial position as of March 31, 2000, results of operations and cash flows for the three months ended March 31, 2000 and 1999 and changes in stockholders' equity for the three months ended March 31, 2000. Pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these condensed consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the Annual Report on Form 10-KSB for the year ended December 31, 1999 (the "10-KSB") previously filed by CellMetrix, Inc. ("CellMetrix ") with the SEC.

     Business  and  certain  transactions:

     As one of the results of a series of transactions consummated effective as of September 22, 1999 that are further explained in Note 1 of the notes to the consolidated financial statements in the 10-KSB, CellMetrix became an inactive holding company when it transferred its software, technology and consulting operations to, and spun off its interest in its 90%-owned subsidiary, ISTX, Inc. ("ISTX"). CellMetrix also became the legal acquirer of LungCheck Inc. ("LungCheck") through a merger (the "Merger") in which it exchanged shares of preferred and common stock for 100% of the outstanding common stock of its principal operating subsidiary, LungCheck. LungCheck is in the business of enhancing and marketing LungCheck(R)technology which is used to provide cytology laboratory services that include a quantitative assessment of the pulmonary health of lung cells, as well as the early identification of cancer and other abnormal cells.

As a result of the exchange of shares, the former stockholders of LungCheck became the owners of approximately 80% of the voting shares of CellMetrix that were outstanding on the date the Merger was consummated. Since CellMetrix had no business operations immediately prior to the Merger as a result of the spinoff described above, and since the former stockholders of LungCheck owned 80% of the voting stock of CellMetrix, the Merger was treated effective as of September 23, 1999 as a "purchase" business combination and a "reverse acquisition" for accounting purposes in which CellMetrix was the legal acquirer and LungCheck was the accounting acquirer. Pursuant to the purchase method of accounting, the assets and liabilities of the accounting acquirer continue to be recorded at their historical values, and financial statements for periods prior to the date of acquisition only include the results of operations of the accounting acquirer. Accordingly, the accompanying condensed consolidated financial statements for the three months ended March 31, 1999 only reflect the results of operations and cash flows of LungCheck.

                 CellMetrix International, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

     Note 1 - Business and reverse acquisition and basis of presentation (continued):

Business and certain transactions (concluded):

     As used herein, the "Company" refers to CellMetrix and its subsidiaries. Since CellMetrix spun off its commercial operations prior to the date it was acquired, the accompanying condensed consolidated financial statements reflect, in substance, the operations of LungCheck.

     Basis of presentation:

     The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated significant revenues on a sustained basis from the
LungCheck(R) technology that is its principal operating asset, and its operations have generated losses and cash flow deficiencies from its inception on January 30, 1997. Although the losses reflect substantial noncash charges resulting from the issuance of shares of preferred and common stock, stock options and warrants to pay for service, compensation and interest expense, the Company had a substantial working capital deficiency and was in violation of certain of its covenants in its loan agreement as of March 31, 2000. Management expects that such losses and cash flow deficiencies will continue through at least March 31, 2001 while the Company continues to develop its technology and the markets for its services. Such matters raise substantial doubts about the Company's ability to continue as a going concern and realize the carrying value of its technology and other assets unless the Company is able to obtain additional financing and, ultimately, increase revenues and generate sufficient profits and cash flows to sustain its operations.

From its inception through March 31, 2000, the Company obtained financing primarily from loans from InterEquity Capital Partners ("InterEquity"), a small business investment company; loans from stockholders and other related parties; the private placement of convertible bridge notes (which were subsequently converted into preferred and common stock) and secured promissory notes; and the private placement of shares and units of shares of preferred stock and warrants to purchase preferred and common stock.

In April 2000, the Company received $250,000 as a deposit related to the proposed sale of preferred stock through a subsequent private placement and entered into a patent and license agreement for certain technology whereby it will be required to pay a license fee of $1,000,000 in various installments through December 1, 2000. Management anticipates that the Company will need to raise approximately $3,000,000 to satisfy its cash requirements through March 31, 2001. Management is continuing its efforts to obtain additional debt and/or equity financing for the Company from financial institutions, other private investors and potential strategic partnerships. On February 1, 2000, the Company entered into an agreement with an investment banking institution which is acting as its investment advisor with respect to its efforts to raise capital. However, there is no assurance that the Company will be able to obtain the financing it will require for its operations through March 31, 2001.

                        CellMetrix, Inc. and Subsidiaries

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





                       CellMetrix, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 2 - Stockholders' equity:

     The information that follows relates primarily to the Company's capital stock and stockholders' equity at March 31, 2000 and the changes in its capital stock and stockholders' equity during the three months then ended. Such information should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements included in the 10-KSB, particularly Notes 1, 2, 6, 7, 8 and 11.

On April 18, 2000, the Company's stockholders approved, among other matters, (i) an increase in the number of authorized shares of the Company's preferred stock from 2,000,000 shares to 5,000,000 shares, (ii) an increase in the number of authorized shares of the Company's common stock from 65,000,000 shares to 200,000,000 shares and (iii) a 1 for 15 reverse split of the Company's common stock. All references to shares of common stock and prices per share of common stock have been retroactively adjusted herein for the effects of the 1 for 15 reverse split.

As of December 31, 1999, the Company was authorized to issue up to 750,000 shares of preferred stock as Series A Acquisition Convertible Preferred Stock (the "Series A Stock") and 750,000 shares of preferred stock as Series B Acquisition Convertible Preferred Stock (the "Series B Stock"), both of which had a par value of $.01 per share. A total of 262,884 shares of Series A Stock, 81,743 shares of Series B Stock and 2,661,131 shares of common stock were, effectively, issued and outstanding as of December 31, 1999.

Each share of Series A Stock is convertible into ten shares of common stock at the option of the holder, subject to certain conditions, and has a preference in liquidation of $17.20 per share. Holders of Series A Stock are entitled to cast that number of votes equal to the number of shares of common stock into which a share of Series A Stock is convertible. There were no changes in the number of shares of Series A Stock outstanding during the three months ended March 31, 2000 and, accordingly, a total of 2,628,840 shares of common stock were reserved for issuance upon their conversion.

Each share of Series B Stock was convertible into 100 shares of common stock at the option of the holder, but had no preference in liquidation. In addition, the holders of Series B Stock were also entitled to cast that number of votes equal to the number of shares of common stock into which a share of Series B Stock was convertible. The 81,743 shares of Series B Stock outstanding as of December 31, 1999 were automatically converted into 8,174,300 shares of common stock as a result of the approval of the 1 for 15 reverse split on April 18, 2000 and the conversion has been retroactively reflected in the accompanying condensed consolidated financial statements and these notes.


                        CellMetrix, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 2 - Stockholders' equity (concluded):

     As further explained in Note 11 in the 10-KSB, subsequent to December 31, 1999, the Company became authorized to issue up to 120,000 shares of Series C Convertible Preferred Stock (the "Series C Stock") and 150,000 shares of Series D Convertible Preferred Stock (the "Series D Stock"), both of which have a par value of $.01 per share. Each share of Series C Stock is convertible into 6.67 shares of common stock at the option of the holder, subject to certain conditions, and has a preference in liquidation of $100 per share. Each share of Series D Stock is convertible into 16.67 shares of common stock at the option of the holder, subject to certain conditions, and has a preference in liquidation of $10 per share. In addition, the holders of Series C Stock and Series D Stock are entitled to cast that number of votes equal to the number of shares of common stock into which a share of Series C Stock and a share of Series D Stock is convertible.

During January 2000, the Company sold 103,330 shares of Series C Stock and 688,867 warrants to purchase shares of common stock pursuant to a private placement intended to be exempt from registration under the Securities Act of 1933 (the "Act"). Each warrant is exercisable for the purchase of one share of common stock at $.495 per share through January 12, 2005. The Company received proceeds from this private placement of $310,000, net of related costs and expenses of $8,000. The Company also issued 4,333 shares of Series C Stock and 57,773 warrants, each of which is exercisable for the purchase of one share of common stock at $.45 to $.495 per share, to an investment banker in connection with this private placement. Accordingly, a total of 717,753 shares of common stock were reserved for issuance upon the conversion of Series C Stock at March 31, 2000.

During February 2000, the Company sold 120,000 shares of Series D Stock and 2,000,000 warrants to purchase shares of common stock pursuant to a private placement intended to be exempt from registration under the Act. Each warrant is exercisable for the purchase of one share of common stock at $1.20 per share through March 2005. The Company received proceeds from this private placement of $1,200,000, net of related costs and expenses of $12,000. The Company also issued 12,000 shares of Series D Stock and 400,000 warrants, each of which is exercisable for the purchase of one share of common stock at $.60 to $1.20 per share, to an investment banker in connection with this private placement. Accordingly, a total of 2,200,000 shares of common stock were reserved for issuance upon the conversion of Series D Stock at March 31, 2000.

                       CellMetrix, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 3 - Warrants and options:

     In addition to the warrants issued in connection with the private placements of preferred stock described in Note 2 herein, the Company issued warrants to purchase a total of 86,079 shares of common stock to pay for various services and interest expense during the three months ended March 31, 2000. The warrants are exercisable at prices ranging from $.60 to $1.65 per share and expire at various dates through February 1, 2006.

As of December 31, 1999, the Company had warrants to purchase 3,233,496 shares of common stock outstanding at prices ranging from $.75 to $1.65 per share, as adjusted for the 1 for 15 reverse split in April 2000 (see Note 7 in the 10-KSB). No warrants were exercised or cancelled during the three months ended March 31, 2000. As a result, of the issuances of warrants during the three months ended March 31, 2000, the Company had warrants to purchase 6,466,211 shares of common stock outstanding at March 31, 2000 with exercise prices and expiration dates as shown in the table below:



                    Shares Subject
                       to Warrants                    Exercise Price                  Expiration Date

                          749,100                          $ .83                      August 14, 2002
                        1,064,928                           1.65                    December 29, 2002
                          473,222                            .75                    December 29, 2002
                          538,000                           1.65                    December 31, 2002
                           68,242                           1.65                       March 22, 2003
                          340,000                            .75                   September 15, 2004
                           16,479                            .75                      January 1, 2005
                          717,753                           .495                     January 10, 2005
                           28,887                            .45                     January 10, 2005
                           66,667                            .60                     January 31, 2005
                        2,200,000                           1.20                    February 18, 2005
                          200,000                            .60                    February 18, 2005
                            2,933                           1.65                     February 1, 2006
                        ---------

                        6,466,211
                        =========


As of December 31, 1999, the Company had options to purchase 3,963,297 shares of common stock outstanding at prices ranging from $.003 to $25.35 per share, as adjusted for the 1 for 15 reverse split in April 2000 (see Note 8 in the 10-KSB). The table that follows summarizes the status of the shares of the Company's common stock that are subject to issuance upon the exercise of stock options outstanding as of March 31, 2000 and changes in outstanding options during the three months then ended:

                        CellMetrix, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 3 - Warrants and options (concluded):


                                                                               Number of                    Range of
                                                                                Shares                   Exercise Prices
                                                                               ----------               ----------------


   Outstanding, at beginning of period                                          3,963,297                   $.003-$25.35
   Adjustments to options outstanding at beginning
      of period                                                                (1,483,110)                           .45
                                                                               ----------

   Outstanding, at beginning of period as adjusted                              2,480,187                     .003-25.35

   Granted                                                                         16,479                            .45
                                                                               ----------

   Outstanding, at end of period                                                2,496,666                     .003-25.35
                                                                               ==========

   Options exercisable at end of period                                         2,057,927
                                                                               ==========


The Company initially reported that it had granted options to purchase 1,977,480 shares of common stock to an executive officer during 1999 at an exercise price of $.45 per share which was less than the fair market value of the shares on the date of grant. The Company had charged $2,966,000 to unearned compensation and additional paid-in capital in 1999 based on the number of shares that were subject to the options and the excess of the fair market value over the exercise price for each share. A total of $148,000 of the unearned compensation had been amortized in 1999. However, the Company actually granted options to purchase 494,370 shares to the executive officer during 1999. As a result, the initial charge to unearned compensation should have been $742,000 of which $37,000 should have been amortized in 1999. Accordingly, in addition to reducing the number of shares subject to options outstanding by 1,483,110 shares as shown in the table above, the Company reduced total unearned compensation by $2,113,000 and reduced amortization expense by $111,000 during the three months ended March 31, 2000.

The Company also issued options to purchase a total of 16,479 shares of common stock to pay for various services during the three months ended March 31, 2000. The options are exercisable at $.45 per share and expire at various dates through September 2004.

The Company valued the costs of the services and interest expense paid through issuances of warrants to purchase 86,079 shares of common stock and options to purchase 16,479 shares of common stock during the three months ended March 31, 2000 described above at $184,000 based on the estimated fair value of the options determined using methods required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

                       CellMetrix, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 4 - Net earnings (loss) per common share:

     The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock (net income or loss adjusted for preferred dividend requirements, if any) by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants and the conversion of preferred stock, were issued during the period.

As explained in Note 2 herein and/or Note 6 in the 10-KSB, shares of SEries B Stock had no preference in liquidation and their holders had conversion, voting and other rights that made each share the equivalent of 100 shares of common stock. Accordingly, the 10,835,431 weighted average common shares outstanding used in 2000 was comprised of the 2,661,131 shares of hte Company's common stock actually outstanding during that period, adjusted retroactively to include the 8,174,300 shares of common stock that were issued upon the conversion of the Series B Stock in April 2000. The 988,740 weighted average common shares outstanding used in coputing basic net loss per common share of the three months ended March 31, 1999 was comprised of the number of shares of common stock of LungCheck (the accounting acquirer in the reverse acquisition) actually outstanding durin that period, adjusted retroactively for the effects of their conversion into shares of Series B Stock in connection with the Merger and their conversion into shares of the Company's common stock in April 2000.

No diluted per share amounts have been presented in the accompanying condensed consolidated statements of operations because the Company had a net loss for the three months ended March 31, 2000 and 1999 and, accordingly, the assumed effects of the conversion of convertible preferred shares that were not equivalent to common shares and the exercise of options and warrants would have been anti-dilutive.


Note 5 - Income taxes:

     As of March 31, 2000, the Company had net operating loss carryforwards of approximately $8,491,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2019. Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $2,887,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of March 31, 2000.

The Company had also offset the potential benefits from its deferred tax assets by an equivalent valuation allowance during 1999. As a result of the increases in the valuation allowance of $978,000 and $214,000 during the three months ended March 31, 2000 and 1999, respectively, no credits for income taxes are included in the accompanying condensed consolidated statements of operations.

                        CellMetrix, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 5 - Income taxes (concluded):

     The Company's deferred tax assets as of March 31, 2000 consisted of the effects of temporary differences attributable to the following:

     Services, compensation and interest expense paid
       through the issuance of preferred and common
       stock and stock options and warrants                                                       $   614,000
     Unearned compensation                                                                             25,000
     Net operating loss carryforwards                                                               2,887,000
                                                                                                  -----------
                                                                                                    3,526,000
     Less valuation allowance                                                                      (3,526,000)
                                                                                                  -----------

          Totals                                                                                  $         -


                                                                                                  ===========

Note 6 - Commitments and contingencies:

     Litigation:

     On or about February 22, 1999, a purported stockholder derivative action was filed in United States District Court for the Eastern District of New York in connection with certain transactions prior to the Merger culminating in the sale by CellMetrix of its interest in one of its former subsidiaries, Drew Shoe Corporation ("Drew") to Impleo, LLC ("Impleo"). The complaint named all of CellMetrix's then current directors and several former directors as defendants (the "CellMetrix Defendants") as well as Impleo and certain related entities and individuals (collectively, the "Defendants"). The complaint alleged violations of the Federal securities laws and state law and challenged the Defendants' actions in connection with certain transactions including but not limited to (i) the April 14, 1998 restructuring of certain convertible notes; (ii) the October 1998 sale of a 56.7% interest in Drew to Impleo and (iii) the sale of CellMetrix's remaining 33.3% interest in Drew to Impleo on March 4, 1999. In addition to seeking recovery on behalf of CellMetrix for certain allegedly wrongful acts on the part of the Defendants, the complaint sought, among other things, to enjoin or set aside any stockholder vote in connection with a proxy statement filed with the SEC on or about February 1, 1999 (pursuant to which CellMetrix received approval of over 66.7% of its stockholders to sell its remaining 33.3% interest in Drew) and to block or rescind the sale of any interests in Drew to Impleo. CellMetrix's directors denied the allegations concerning any allegedly wrongful actions.

     In May 1999, the Defendants filed motions to dismiss the complaint. Instead of responding to these motions, plaintiff filed and served an amended complaint in July 1999. The amended complaint dropped certain parties as Defendants and raised several new allegations, including, but not limited to, the alleged failure to make adequate disclosure of the advice rendered by a consultant to CellMetrix and the alleged failure to seek separate stockholder approval for the October 1998 sale. The Company and its directors denied that they engaged in wrongful conduct and on September 13, 1999 the Defendants served motions to dismiss the amended complaint.

                       CellMetrix, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 6 - Commitments and contingencies (concluded):

     Litigation (concluded):

     After further motions, the parties agreed to settle the case and, on February 19, 2000, executed a settlement agreement which requires court approval. The court has scheduled a hearing to approve the settlement on June 16, 2000. The principal terms of the settlement require the CellMetrix Defendants to pay $229,500 plus legal fees not to exceed $85,000, and the remaining Defendants to pay $25,000 plus legal fees not to exceed $7,500. The Company's insurer has agreed to pay the obligations of the CellMetrix Defendants arising from the settlement.

     Reserve for loss on contingent liabilities:

     In connection with the spin off on September 22, 1999 (see Note 1 in the 10-KSB), ISTX assumed all of the liabilities arising from CellMetrix's software, technology and consulting operations. However, the liabilities were assumed with "recourse" and, accordingly, the Company is contingently liable for their payment. The management of the Company has determined that ISTX does not have the resources to pay all of its remaining liabilities and, as a result, the Company recorded a reserve for the payment of those liabilities and a charge of $193,000 that is included in general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2000. The Company did not make any payments related to the liabilities assumed and the entire amount reserved is included in accrued expenses in the accompanying condensed consolidated balance sheet as of March 31, 2000.


     Note 7 -  Subsequent  events:

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

     Investment in debentures:

     During April 2000, the Company purchased secured claims against Intelligent Medical Imaging, Inc. ("IMI") with a principal balance of $500,000 from one of IMI's creditors for $370,000. IMI is a manufacturer of automated microscopy systems used worldwide in hospitals and large clinical laboratories that filed for Chapter 11 Bankruptcy Protection in November 1999.

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

Overview:

CellMetrix, Inc. and Subsidiaries (formerly BCAM International, Inc. and Subsidiaries) (the "Company") has been primarily a technology pioneer in the field of Intelligent Surface Technology blending biomechanics and ergonomics with innovative electronic systems and software. On September 23, 1999, the Company completed a merger and recapitalization and acquired LungCheck, Inc. ("LungCheck") (see Item 1, Description of Business). Since CellMetrix had no business operations immediately prior to the merger, a new medical diagnostics business model has been created using LungCheck and additional technologies that have been licensed by the Company. The merger has been treated as a "purchase business combination" and a "reverse acquisition" for accounting purposes in which BCAM is the legal acquirer and LungCheck is the accounting acquirer.

CellMetrix is currently engaged in the development sales of clinical testing applications and automated laboratory systems that together allow for the early detection, diagnosis, characterization, treatment and monitoring of significant human diseases. The Company is currently focused on developing clinical testing applications for lung cancer and has already fully developed and begun marketing its first clinical application called LungCheck(R) to targeted healthcare providers who treat people that are `at-risk' for lung disease.

The LungCheck business is based on one product that identifies the presence of the most common forms of lung irritants and monitor cellular abnormalities in the lungs thereby assisting physicians with the early detection of disease. LungCheck provides innovative pathology services in conjunction with its primary product called LungCheck(R), a quantitative sputum cytology test. The LungCheck(R) product utilizes a patented collection device whereby the patient with the aid of a physician collects a sputum specimen and then mails the specimen container to the Company's contracted laboratories for processing, evaluation and interpretation. The contracted laboratories provide services that include a comprehensive review of several cellular and noncellular indicators, as well as pre-cancerous and cancerous cells found in the sputum fluid of the lungs. The technical results of the pathology assessment are communicated to the physician in a cytology report by the contracted laboratories. This report is made possible by using a cyto-pathology database and specialized computer software developed by the Company and placed into each of the contracted laboratories. This software enables the pathology information of an individual to be compared and benchmarked against a larger population of patients along with the accompanying demographic and disease specific information. The Company maintains that it is not in the business of practicing medicine. CellMetrix products are used solely by the laboratories that work with the Company to assist medical providers in their customary medical practices.

The Company markets its products and services to specialty medical providers, and the Company has been seeking to market to large companies within the occupational health market that are compelled (by governmental or self-imposed standards) to screen and monitor their employee populations for lung disease. CellMetrix also offers its products to large corporations and non-corporate organizations such as unions and the military that are part of the occupational health market. To date, sales have not been significant.

The Company plans to fully develop laboratory systems that provide highly sensitive (using genetic and molecular marker technology) testing capabilities through automated screening technology and to simultaneously develop numerous clinical applications that test for various forms of cancer or other serious medical conditions and are able to be run on the CellMetrix laboratory systems. The Company will market through various channels, the use of its testing applications to medical providers who in turn will order the tests that are then run on the laboratory systems that the Company provides to certain large reference and hospital laboratories. The Company believes that the placement of its systems coupled with the increased utilization of its testing applications by providers will result in significant recurring revenue to the laboratories that use its systems as well as to the Company and the physicians that collect specimens for testing. The Company plans to charge the laboratory on a per-test or per-user basis and it is contemplated that the Company will place its systems and receive on-going leasing revenue from these systems as well as from fees associated with sales of its proprietary testing kits and proprietary testing reagents.

The Company fully anticipates that its program for building and testing these medical applications and systems will continue on an on-going basis for the foreseeable future. At this time, there are no revenues associated with the sale of any medical testing instruments and/or testing products to date other than those from the LungCheck(R) Test.



Results of Operations

Results of operations for the three months ended March 31, 2000 and 1999 were impacted by limitations on resources, primarily financial, which inhibited marketing activities. In particular, the Company was in negotiations to raise additional capital from approximately June 1998 through March 2000. In September 1999 it consummated a series of transactions resulting in a recapitalization and merger. Through September 1999, the Company was periodically advanced funds by a major stockholder, a portion of which was converted into capital stock in connection with the recapitalization. The Company raised $1,510,000 from January 1, through March 31, 2000 through private placements.

Revenues increased from $8,000 to $10,000 for the three months ended March 31, 1999 and 2000. The Company's limited cash resources did not allow for aggressive marketing and sales activities.

Costs of revenues declined from $41,000 to $8,000 for the three months ended March 31, 1999 and 2000 due to the closing, in March 1999, of the Company's laboratory facility. In conjunction with the laboratory's closure, the Company entered into an agreement whereby a medical diagnostic company is processing LungCheck(R) tests and reporting on their results, thereby reducing the high fixed costs of lab personnel and other lab expenditures.

Selling, general and administrative expenses increased from $346,000 to $798,000 for the three months ended March 31, 1999 and 2000. This increase is mainly due to consulting and compensation charges related to the issuance of stock options, offset by reductions in certain medical, sales and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

As indicated in the accompanying condensed consolidated financial statements, as of March 31, 2000, the Company had not generated any significant revenues from the LungCheck(R) diagnostic test technology that is its principal asset, and its operations have generated losses and cash flow deficiencies from its inception on January 30, 1997. Management expects that losses and cash flow deficiencies will continue through at least March 31, 2001 while the Company continues to develop markets for its services. Such matters raise substantial doubt about the Company's ability to continue as a going concern and realize the carrying value of its technology unless the Company is able to obtain additional financing and, ultimately, increase revenues and generate sufficient profits and cash flows to sustain its operations.

In April 2000, the Company received $250,000 as a deposit related to the proposed sale of preferred stock through a subsequent private placement. The Company anticipates that it will need to raise $3,000,000 to satisfy its cash requirements for the next twelve months. Management is continuing its efforts to obtain additional debt and/or equity financing for the Company from financial institutions, other private investors and potential strategic partnerships, it has no current arrangements with respect to, or resources of, additional financing. Accordingly, there can be no assurance that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all, which could have a material adverse effect on the Company's long-term viability, and thus, as to the continuance of the Company.

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

         Item 2.  Changes in Securities and Use of Proceeds

         On September 23, 1999, BCAM International, Inc., through its wholly-owned subsidiary, LungCheck Health, Inc., a Delaware corporation, ("BCAM," or the "Company"), pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated September 15, 1999, acquired LungCheck, Inc. ("LungCheck"), a Delaware corporation, in a statutory merger of LungCheck, Inc. into LungCheck Health, Inc. (the "Merger").

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


                                  BCAM INTERNATIONAL, INC.


Dated:  May 22, 2000              By: /s/  Michael Strauss
                                  ------------------------
                                  Michael Strauss
                                  Chairman of the Board of  Directors,
                                  President and Chief Executive Officer
                                 (principal executive officer and acting
                                  principal financial and accounting officer)