Form 10QSB/A
period 2000-03-31
BCAM INTERNATIONAL INC
filed 2000-08-17
CIK 856143

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

        Condensed Consolidated Balance Sheet March 31, 2000 (Unaudited)      F-2

        Condensed  Consolidated  Statements of Operations
        Three Months Ended March 31, 2000 and 1999 (Unaudited)               F-3

        Condensed Consolidated Statement of Changes in Stockholders' Equity
        Three Months Ended March 31, 2000 (Unaudited)                        F-4

        Condensed Consolidated Statements of Cash Flows
        Three Months Ended March 31, 2000 and 1999 (Unaudited)               F-5

        Notes to Condensed Consolidated Financial Statements (Unaudited)  F-6/15

Item 2.       Management's Discussion and Analysis or Plan of Operation  F-16/17


Part II - Other Information

Item 1.       Legal Proceedings                                               20

Item 2.       Changes in Securities and Use of Proceeds                    20/21


Item 3.       Defaults Upon Senior Securities                                 22

Item 4.       Submission of Matters to a Vote of Security Holders             22


Item 6.       Exhibits and Reports on Form 8-K                                22

              Signatures                                                      23

              Index of Exhibits                                               24

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

Issuance of stock options and
  warrants to directors, con-
  sultants and noteholders

Adjustment to unearned com-
  pensation related to issu-
  ance of stock options to
  director in 1999

Amortization of unearned
  compensation

Conversion of 81,743 shares
  of Series B Preferred Stock
  into common stock                                      (1,000)                                   122,614,595        1,226,000

Effect of 1 for 15 reverse
  split                                                                                           (152,408,431)

Net loss                                ______           _______           ______      ______     _____________      __________


Balance, March 31, 2000                 $3,000           $    -            $1,000      $1,000       10,886,317       $1,633,000
                                        ======           =======           ======      ======     ============       ==========

                                       Additional        Unearned         Accum-
                                        Paid-in           Compen-         ulated             Treasury Stock
                                        Capital           sation          Deficit         Shares       Amount          Total
                                        -------           ------          -------         ------       ------          -----

Balance, January 1, 2000               $13,229,000       $(2,818,000)    $ (8,976,000)    763,182      $(899,000)      $   947,000

Proceeds  from  issuance  of
  103,763  shares of Series
  C and  121,200  shares of
  Series D Preferred Stock
  through private placements,
  net of expenses                        1,488,000                                                                       1,490,000

Issuance of stock options and
  warrants to directors, con-
  sultants and noteholders                 184,000                                                                         184,000

Adjustment to unearned com-
  pensation related to issu-
  ance of stock options to
  director in 1999                      (2,224,000)        2,113,000                                                      (111,000)

Amortization of unearned
  compensation                                                37,000                                                        37,000

Conversion of 81,743 shares
  of Series B Preferred Stock
  into common stock                     (1,225,000)

Effect of 1 for 15 reverse
  split                                                                                  (712,303)

Net loss                                                                     (998,000)                                     (998,000)
                                       ------------        ----------    ------------    ---------      ----------      -----------


Balance, March 31, 2000                $11,452,000         $(668,000)    $(9,974,000)      50,879       $(899,000)      $1,549,000
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


As explained in Note 2 herein and/or Note 6 in the 10-KSB, shares of Series B Stock had no preference in liquidation and their holders had conversion, voting and other rights that made each share the equivalent of 100 shares of common stock. Accordingly, the 10,835,431 weighted average common shares outstanding used in computing basic net loss per common share for the three months ended March 31, 2000 was comprised of the 2,661,131 shares of the Company's common stock actually outstanding during that period, adjusted retroactively to include the 8,174,300 shares of common stock that were issued upon the conversion of the Series B Stock in April 2000. The 988,740 weighted average common shares outstanding used in coputing basic net loss per common share for the three months ended March 31, 1999 was comprised of the number of shares of common stock of LungCheck (the accounting acquirer in the reverse acquisition) actually outstanding during that period, adjusted retroactively for the effects of their conversion into shares of Series B Stock in connection with the Merger and their conversion into shares of the Company's common stock in April 2000.


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


     On April 18, 2000, the Company's stockholders approved a 1 for 15 reverse split of the Company's common stock. See Item 6 below.

New Investments into BCAM


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


     Item 4. Submission of Matters to a Vote of Security Holders

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


                                  BCAM INTERNATIONAL, INC.


Dated:  August 16, 2000           By: /s/  Michael Strauss
                                  ------------------------
                                  Michael Strauss
                                  Chairman of the Board of  Directors,
                                  President and Chief Executive Officer
                                 (principal executive officer and acting
                                  principal financial and accounting officer)