Form 10QSB
period 2000-06-30
BCAM INTERNATIONAL INC
filed 2000-08-18
CIK 856143

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

         [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended          June 30, 2000
                                                 ------------------

         [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT

              For the transition period from ------- to ----------

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

                                 (631) 752-3550
                           (Issuer's telephone number)

                            BCAM International, Inc.
                          (Former name, former address
             and former fiscal year, if changed since last report.)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: June 30, 2000: 10,939,502

     Transitional  Small Business  Disclosure  Format (check one): Yes ____ No X

                        CellMetrix, Inc. and Subsidiaries
              (Formerly BCAM International, Inc. and Subsidiaries)




                                                                                                                    PAGE
                                                                                                                    ----

Part I - Financial Information

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheet
              June 30, 2000 (Unaudited)                                                                              F-2

              Condensed Consolidated Statements of Operations
              Six and Three Months Ended June 30, 2000 and 1999 (Unaudited)                                          F-3

              Condensed Consolidated Statement of Changes in Stockholders' Equity
              Six Months Ended June 30, 2000 (Unaudited)                                                             F-4

              Condensed Consolidated Statements of Cash Flows
              Six Months Ended June 30, 2000 and 1999 (Unaudited)                                                    F-5

              Notes to Condensed Consolidated Financial Statements (Unaudited)                                      F-6/18

Item 2.       Management's Discussion and Analysis or Plan of Operation                                             F-19/22


Part II - Other Information

Item 1.       Legal Proceedings                                                                                     23

Item 2.       Changes in Securities and Use of Proceeds                                                             23/25

Item 3.       Defaults upon Senior Securities                                                                       25

Item 4.       Submission of matters to a vote of security holders                                                   25

Item 6.       Exhibits and Reports on Form 8-K                                                                      25

              Signatures                                                                                            26

              Index of Exhibits                                                                                     27


                        CellMetrix, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheet
                                  June 30, 2000
                                   (Unaudited)

                                     Assets
                                     ------

Current assets:
     Cash                                                                                                       $     9,000
     Accounts receivable, less allowance for contractual discounts
         and doubtful accounts of $15,000                                                                             7,000
     Other current assets                                                                                            43,000
                                                                                                                -----------
                  Total current assets                                                                               59,000
Equipment, net of accumulated depreciation of $13,000                                                                15,000
Technology costs, net of accumulated amortization of $421,000                                                       757,000
Debt issuance costs, net of accumulated amortization of $548,000                                                  1,750,000
Licensing costs                                                                                                   4,084,000
Investment in nonmarketable debentures                                                                              393,000
                                                                                                                -----------
                  Total                                                                                         $ 7,058,000
                                                                                                                ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Notes currently payable (including obligations in default)                                                $    828,000
     Payments received for preferred stock prior to issuance                                                        323,000
     Accounts payable                                                                                               480,000
     Accrued expenses                                                                                               714,000
     Estimated value of obligations for purchase of license                                                       3,497,000
                                                                                                                -----------
                  Total current liabilities                                                                       5,842,000
Other notes payable                                                                                                 350,000
                                                                                                                -----------
                  Total liabilities                                                                               6,192,000
                                                                                                                -----------
Commitments and contingencies
Stockholders' equity:
     Preferred stock; 5,000,000 shares authorized:
         Series A Acquisition  Convertible  Preferred  Stock, par value $.01 per share;  750,000  shares  authorized;  262,884  shares  issued  and outstanding; liquidation preference $4,521,605
              ($17.20 per share)                                                                                      3,000
         Series C Convertible Preferred Stock, par value $.01 per share;
              120,000 shares authorized; 107,667 shares issued and
              outstanding; liquidation preference $10,376,300 ($100 per share)                                        1,000
         Series D Convertible Preferred Stock, par value $.01 per share;
              150,000 shares authorized; 132,000 shares issued and
              outstanding; liquidation preference $1,212,000 ($10 per share)                                          1,000
     Common stock, par value $.01 per share; 200,000,000 shares
         authorized; 10,939,502 shares issued                                                                     1,635,000
     Additional paid-in capital                                                                                  11,564,000
     Unearned compensation                                                                                         (630,000)
     Accumulated deficit                                                                                        (10,809,000)
     Less treasury stock - 50,879 shares of common stock at cost                                                   (899,000)
                                                                                                                -----------
                  Total stockholders' equity                                                                        866,000
                                                                                                                -----------
                  Total                                                                                         $ 7,058,000
                                                                                                                ===========

See Notes to Condensed Consolidated Financial Statements.

                        CellMetrix, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                Six and Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)




                                                                Six Months Ended                    Three Months Ended
                                                                     June 30,                             June 30,
                                                          ------------------------------     ------------------------------
                                                               2000             1999              2000              1999
                                                          -------------    -------------     -------------      -----------

Net revenues                                              $      20,000    $      13,000      $     10,000      $     5,000
                                                          -------------    -------------      ------------      -----------

Operating expenses:
    Cost of revenues                                              9,000           50,000             1,000            9,000
    Selling, general and administrative
       expenses                                               1,428,000          574,000           630,000          228,000
                                                           ------------    -------------      ------------       ----------
          Totals                                              1,437,000          624,000           631,000          237,000
                                                           ------------    -------------      ------------       ----------

Loss from operations                                         (1,417,000)        (611,000)         (621,000)        (232,000)

Interest expense                                                416,000          491,000           214,000          241,000
                                                          -------------    -------------      ------------       ----------

Net loss                                                   $(1,833,000)     $(1,102,000)        $(835,000)        $(473,000)
                                                           ===========      ===========       ============        ==========


Basic net loss per common share                                  $(.17)          $(1.11)            $(.08)            $(.48)
                                                                 =====           ======             =====             =====


Basic weighted average number of
    common shares outstanding                                10,863,623          988,740        10,878,623          988,740
                                                             ==========          =======        ==========          =======

See Notes to Condensed Consolidated Financial Statements.

                                      F-3

                       CellMetrix, Inc. and Subsidiaries

      Condensed Consolidated Statements of Changes in Stockholders' Equity
                         Six Months Ended June 30, 2000
                                   (Unaudited)





                                 Series A    Series B
                               Acquisition Acquisition   Series C    Series D
                               Convertible Convertible Convertible Convertible
                                Preferred   Preferred   Preferred   Preferred          Common Stock
                                   Stock      Stock       Stock       Stock         Shares       Amount
                                   -----      -----       -----       -----         ------       ------

Balance, January 1, 2000           $3,000      $1,000                             40,680,153    $407,000

Proceeds from  issuance  of
  107,667  shares of Series
  C and  132,000  shares of
  Series D Preferred Stock
  through private placements,
  net of expenses                                            $1,000      $1,000

Issuance of stock options and
   warrants to directors, con-
   sultants and noteholders

Adjustment to unearned com-
   pensation related to issu-
   ance of stock options to
   director in 1999

Amortization of unearned
   compensation

Conversion of 81,875 shares
   of Series B Preferred Stock
   into common stock                         (1,000)                             122,812,380     1,228,000

Effect of 1 for 15 reverse
   split                                                                        (152,593,031)

Issuance of common stock to
   noteholders                                                                        40,000

Net loss
                                   ------   ----------       ------      ------    ----------   ----------
Balance, June 30, 2000             $3,000   $   -            $1,000      $1,000    10,939,502   $1,635,000
                                   ======   ==========       ======      ======    ==========   ==========

                                     Additional     Unearned        Accum-
                                      Paid-In        Compen-        ulated      Treasury Stock
                                      Capital        sation         Deficit    Shares    Amount                 Total
                                      -------        ------         -------    ------    ------                 -----

Balance, January 1, 2000            $13,229,000   $(2,818,000)  $(8,976,000)  763,182  $(899,000)           $  947,000

Proceeds from  issuance  of
  107,667  shares of Series
  C and  132,000  shares of
  Series D Preferred Stock
  through private placements,
  net of expenses                     1,488,000                                                              1,490,000

Issuance of stock options and
   warrants to directors, con-
   sultants and noteholders             184,000                                                                184,000

Adjustment to unearned com-
   pensation related to issu-
   ance of stock options to
   director in 1999                  (2,224,000)    2,113,000                                                 (111,000)

Amortization of unearned
   compensation                                        75,000                                                   75,000

Conversion of 81,875 shares
   of Series B Preferred Stock
   into common stock                 (1,227,000)

Effect of 1 for 15 reverse
   split                                                                        (712,303)

Issuance of common stock to
   noteholders                          114,000                                                               114,000

Net loss                                                          (1,833,000)                              (1,833,000)
                                     -----------     ---------   -----------      ------      ---------   -----------
Balance, June 30, 2000               $11,564,000     (630,000)  $(10,809,000)     50,879      $(899,000)  $   866,000
                                     ===========     =========   ============     ======      =========   ===========

See Notes to Condensed Consolidated Financial Statements.

                                F-4 (continued)

                        CellMetrix, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                                                  2000              1999
                                                                                                  ----              ----

Operating activities:
     Net loss                                                                                $(1,833,000)      $(1,102,000)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation of equipment                                                                 6,000             14,000
         Amortization of technology costs                                                         84,000             84,000
         Amortization of debt issuance costs and debt discount                                   335,000
         Net reversal of amortization of unearned compensation                                   (36,000)
         Deferred interest expense                                                                17,000            420,000
         Service and interest expense paid through issuances
              of stock options and warrants                                                      184,000
         Changes in operating assets and liabilities:
              Accounts receivable                                                                 11,000             18,000
              Other current assets                                                                 4,000
              Accounts payable                                                                   189,000            326,000
              Accrued expenses                                                                   555,000           (304,000)
              Other liabilities                                                                  (70,000)
                                                                                             ------------       ------------
                  Net cash used in operating activities                                         (554,000)          (544,000)
                                                                                             ------------       ------------

Investing activities:
     Costs of acquiring license agreement                                                       (587,000)
     Purchase of investment in nonmarketable debentures                                         (393,000)
     Payments of capital lease obligations                                                                           (6,000)
                                                                                            -------------       ------------
                  Net cash used in operating activities                                         (980,000)            (6,000)
                                                                                            -------------       ------------

Financing activities:
     Advance from stockholder                                                                                       150,000
     Proceeds from issuances of notes payable                                                                       400,000
     Repayments of notes payable                                                                (118,000)
     Payments received for preferred stock prior to issuance                                     323,000
     Proceeds from issuances of preferred stock, net of expenses
         of $20,000 and cash received in 1999 of $220,000                                      1,270,000
                                                                                            ------------         ----------
                  Net cash provided by financing activities                                    1,475,000            550,000
                                                                                            ------------         ----------

Net increase (decrease) in cash                                                                  (59,000)              -

Cash, beginning of period                                                                         68,000               -
                                                                                            ------------         ----------

Cash, end of period                                                                       $        9,000          $    -
                                                                                          ==============         ==========

Supplemental disclosures of cash flow data:
     Interest paid                                                                        $      36,000           $  55,000
                                                                                           =============         ==========

See Notes to Condensed Consolidated Financial Statements.

                                      F-5

                        CellMetrix, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Business and reverse acquisition and basis of presentation:

     Interim financial statements:

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements of CellMetrix, Inc. (formerly BCAM International, Inc.) and its subsidiaries reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly their financial position as of June 30, 2000, and their results of operations for the six and three months ended June 30, 2000 and 1999, changes in stockholders' equity for the six months ended June 30, 2000 and cash flows for the six months ended June 30, 2000 and 1999.
          Pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these condensed consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, notes to consolidated financial statements and the other information in the Annual Report on Form 10-KSB for the year ended December 31, 1999 (the "10-KSB") previously filed by CellMetrix, Inc. ("CellMetrix ") with the SEC.

          The results of operations for the six and three months ended June 30, 2000 are not necessarily indicative of the results of operations for the full year ending December 31, 2000.


     Business and certain transactions:

          As one of the results of a series of transactions consummated effective as of September 22, 1999 that are further explained in Note 1 of the notes to the consolidated financial statements in the 10-KSB, CellMetrix became an inactive holding company when it transferred its software, technology and consulting operations to, and spun off its interest in, its 90%-owned subsidiary, ISTX, Inc. ("ISTX"). CellMetrix also became the legal acquirer of LungCheck Inc. ("LungCheck") through a merger (the "Merger") in which it exchanged shares of preferred and common stock for 100% of the outstanding common stock of LungCheck. LungCheck has been in the business of enhancing and marketing technology used to provide cytology laboratory services that include the quantitative assessment of pulmonary specimens, as well as the early identification of cancer and other abnormalities detectable from sputum cytology specimens.

                 CellMetrix International, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1 - Business and reverse acquisition and basis of presentation (continued):

     Business and certain transactions (concluded):

          As a result of the exchange of shares, the former stockholders of LungCheck became the owners of approximately 80% of the voting shares of CellMetrix that were outstanding on the date the Merger was consummated. Since CellMetrix had no business operations immediately prior to the Merger as a result of the spinoff described above, and since the former stockholders of LungCheck owned 80% of the voting stock of CellMetrix, the Merger was treated effective as of September 23, 1999 as a "purchase" business combination and a "reverse acquisition" for accounting purposes in which CellMetrix was the legal acquirer and LungCheck was the accounting acquirer. Pursuant to the purchase method of accounting, the assets and liabilities of the accounting acquirer continue to be recorded at their historical values, and financial statements for periods prior to the date of acquisition only include the results of operations of the accounting acquirer. Accordingly, the accompanying condensed consolidated financial statements for the six and three months ended June 30, 1999 only reflect the results of operations and cash flows of LungCheck.

          As used herein, the "Company" refers to CellMetrix, which is a holding company, its principal operating subsidiary, LungCheck, and its other subsidiaries.

          The Company is a medical technology company that is aiming to become the premier provider of cost-effective cell and tissue analysis systems. These systems are being designed to provide healthcare professionals with valuable information to improve patient outcomes through early disease detection and improved patient management. The Company is currently focused on developing novel clinical tests for early-stage lung cancer. In April 2000, the Company entered into a patent and license agreement with AccuMed International, Inc. ("AccuMed") for the right to use AccuMed's image cytometry technology and AccuMed's proprietary analytical imaging instruments and systems (see Note 2 herein). The Company is in the process of integrating the LungCheck and AccuMed technologies and using its resources and the resources of its strategic partners to develop a more complete line of sputum preparation and analysis systems. It has temporarily suspended marketing efforts related to the sputum cytology-based testing product for early lung cancer detection that had been the primary source of its revenues during fiscal 1999 and the six months ended June 30, 2000.

                        CellMetrix, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Business and reverse acquisition and basis of presentation (continued):

     Basis of presentation:

          The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated significant revenues on a sustained basis from its principal operating assets, the technology LungCheck acquired at, and has been developing since, its inception on January 30, 1997 and the rights to the technology that it acquired from AccuMed. The Company's operations have generated losses and cash flow deficiencies from its inception. Although the losses reflect substantial noncash charges resulting from the issuance of shares of preferred and common stock, stock options and warrants to pay for service, compensation and interest expense, the Company had a substantial working capital deficiency and was in violation of certain of its covenants in its loan agreements as of June 30, 2000. Management expects that such losses and cash flow deficiencies will continue through at least June 30, 2001 while the Company continues to develop its technology and the markets for its services. Such matters raise substantial doubts about the Company's ability to continue as a going concern and realize the carrying value of its technology, license costs and other assets unless the Company is able to obtain additional financing and, ultimately, increase revenues and generate sufficient profits and cash flows to sustain its operations.

          From its inception through June 30, 2000, the Company obtained financing primarily from loans from InterEquity Capital Partners ("InterEquity"), a small business investment company; loans from stockholders and other related parties; the private placement of convertible bridge notes (which were subsequently converted into preferred and common stock) and secured promissory notes; and the private placement of shares and units of shares of preferred stock and warrants to purchase preferred and common stock.

          The Company did not have any significant cash resources as of June 30, 2000. Although the Company received $195,000 in July 2000 as an additional deposit related to the proposed sale of preferred stock through a subsequent proposed private placement (see Note 4 herein), management anticipates that the Company will still need to raise approximately $4,000,000 to satisfy its cash requirements through June 30, 2001. Management is continuing its efforts to obtain additional debt and/or equity financing for the Company from financial institutions, other private investors and potential strategic partnerships. On February 1, 2000, the Company entered into an agreement with an investment banking institution which is acting as its investment advisor with respect to its efforts to raise capital. However, there is no assurance that the Company will be able to obtain the financing it will require for its operations through June 30, 2001.

                        CellMetrix, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Business and reverse acquisition and basis of presentation (concluded):

     Basis of presentation (concluded):

          During the year ended December 31, 1999, the Company consummated the Merger and management began to reorganize the Company's operations. The Company had engaged a consulting firm with expertise in medical sales and marketing strategies to assist its own personnel in the preparation of a business plan and exploration of strategic alternatives which include, among other things, potential business combinations, strategic alliances and other potential sources of financing (the consulting firm suspended the provision of services in July 2000 pending the receipt of certain payments). Cash payments for expenses have been reduced through the outsourcing of certain laboratory, sales and marketing positions. The Company has also reduced expenses by eliminating certain internal personnel costs and other costs of services.

          In addition, management believes the Company has developed a more viable marketing strategy as explained above. In order to implement its new marketing strategy and enable the Company to become commercially successful, the Company has commenced negotiations with several parties which, if successful, would add key technologies for development of the aforementioned laboratory systems.

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


Note 2 - Licensing costs:

     On April 4, 2000, the Company entered into a patent and license agreement (the "License Agreement") with AccuMed for the right to use AccuMed's morphological, cytochemical, cytogenetic and quantitative sputum cytology technology. AccuMed's technology is used in laboratory analyses for early lung cancer detection, screening, diagnosis, prognosis and/or therapeutic monitoring. The License Agreement will expire on April 4, 2020, except under certain conditions specified therein.

     The Company agreed to pay AccuMed (i) a license fee of $1,000,000 in various installments (with interest at 10%) through December 1, 2000; (ii) royalty fees based on specified terms; (iii) either $1,000,000 in cash, or shares of the Company's common stock with an equivalent value, on the first anniversary of the License Agreement based on an election to be made by AccuMed; and (iv) shares of the Company's common stock equal to 10% of the total number of shares of its common stock outstanding or issuable upon the exercise or conversion of certain specified options, warrants and preferred shares on the first anniversary.

                        CellMetrix, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 2 - Licensing costs (concluded):

     The Company recorded total licensing costs of $4,048,000 as of June 30, 2000, which was comprised of (i) the $1,000,000 payable in installments through December 1, 2000 (of which $750,000 remained unpaid at June 30,
     2000); (ii) the $1,000,000 payable in cash or shares on the first anniversary of the License Agreement; (iii) $1,747,000 estimated based on 10% of the total number of shares of the Company's common stock outstanding or issuable upon the exercise or conversion of options, warrants and preferred shares and the fair value of those shares as of June 30, 2000 (the estimate will be revised based on the actual number of shares that become issuable and the fair market value of those shares on the first anniversary); and (iv) $337,000 of fees incurred in connection with the License Agreement. The Company will amortize the cost of the license using the straight-line method over an estimated useful life of seven years from the date it commences the commercial use of AccuMed's technology. Management expects that such use will commence during 2001. The purchase of the license through, effectively, installment payments and shares issuable was a noncash transaction that is not reflected in the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 2000.


Note 3 - Investment in nonmarketable debentures:

     During April 2000, the Company purchased secured claims against Intelligent Medical Imaging, Inc. ("IMI"), a manufacturer of automated microscopy systems used worldwide in hospitals and large clinical laboratories that filed for Chapter 11 bankruptcy protection in November 1999. The secured claims are for the payment of debentures issued by IMI with an aggregate principal balance of approximately $535,000, stated interest rates ranging from 10% to 12% and originally scheduled maturity dates ranging from October 2, 1998 to May 10, 1999. The debentures are not publicly traded. Due to the uncertainties related to the fair value of the debentures and the ability of IMI to pay principal and/or interest, the Company is carrying its investment at cost and will account for IMI's payments, if any, of principal and/or interest on a cost recovery basis.


Note 4 - Stockholders' equity:

     The information that follows relates primarily to the Company's capital stock and stockholders' equity at June 30, 2000 and the changes in its capital stock and stockholders' equity during the six months then ended. Such information should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements included in the 10-KSB, particularly Notes 1, 2, 6, 7, 8 and 11.

                        CellMetrix, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Stockholders' equity (continued):

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

     As of December 31, 1999, the Company was authorized to issue up to 750,000 shares of preferred stock as Series A Acquisition Convertible Preferred Stock (the "Series A Stock") and 750,000 shares of preferred stock as Series B Acquisition Convertible Preferred Stock (the "Series B Stock"), both of which had a par value of $.01 per share. A total of 262,884 shares of Series A Stock, 81,875 shares of Series B Stock and 2,661,131 shares of common stock were, effectively, issued and outstanding as of December 31, 1999.

     Each share of Series A Stock is convertible into ten shares of common stock at the option of the holder, subject to certain conditions, and has a preference in liquidation of $17.20 per share. Holders of Series A Stock are entitled to cast that number of votes equal to the number of shares of common stock into which a share of Series A Stock is convertible. There were no changes in the number of shares of Series A Stock outstanding during the six months ended June 30, 2000 and, accordingly, a total of 2,628,840 shares of common stock were reserved for issuance upon their conversion.

     Each share of Series B Stock was convertible into 100 shares of common stock at the option of the holder, but had no preference in liquidation. In addition, the holders of Series B Stock were also entitled to cast that number of votes equal to the number of shares of common stock into which a share of Series B Stock was convertible. The 81,875 shares of Series B Stock outstanding as of December 31, 1999 were automatically converted into 8,187,500 shares of common stock as a result of the approval of the 1 for 15 reverse split on April 18, 2000 and the conversion has been retroactively reflected, where appropriate, in the accompanying condensed consolidated financial statements and these notes.

                        CellMetrix, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Stockholders' equity (continued):

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

     During January 2000, the Company sold 103,330 shares of Series C Stock and 688,867 warrants to purchase shares of common stock pursuant to a private placement intended to be exempt from registration under the Securities Act of 1933 (the "Act"). Each warrant is exercisable for the purchase of one share of common stock at $.495 per share through January 12, 2005. The Company received proceeds from this private placement of $310,000, net of related costs and expenses of $8,000. The Company also issued 4,337 shares of Series C Stock and 57,773 warrants, each of which is exercisable for the purchase of one share of common stock at $.45 to $.495 per share, to an investment banker in connection with this private placement. Accordingly, a total of 717,780 shares of common stock were reserved for issuance upon the conversion of Series C Stock at June 30, 2000.

     During February 2000, the Company sold 120,000 shares of Series D Stock and 2,000,000 warrants to purchase shares of common stock pursuant to a private placement intended to be exempt from registration under the Act. Each warrant is exercisable for the purchase of one share of common stock at $1.20 per share through March 2005. The Company received proceeds from this private placement of $1,200,000, net of related costs and expenses of $12,000. The Company also issued 12,000 shares of Series D Stock and 400,000 warrants, each of which is exercisable for the purchase of one share of common stock at $.60 to $1.20 per share, to an investment banker in connection with this private placement. Accordingly, a total of 2,200,000 shares of common stock were reserved for issuance upon the conversion of Series D Stock at June 30, 2000.

                        CellMetrix, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Stockholders' equity (concluded):

     The balance of notes currently payable as of June 30, 2000 includes approximately $828,000 attributable to the carrying value of a note originally payable to InterEquity in monthly installments through December 31, 2002 (see Note 4 in the 10-KSB). The Company was in violation of certain loan covenants as of June 30, 2000 and, accordingly, the entire balance has been classified as a current liability as of that date. In connection with certain waivers obtained during the six months ended June 30, 2000, the Company agreed to issue 20,000 shares of common stock to InterEquity on April 1, 2000, and 10,000 shares of common stock for each month thereafter until the note is paid in full. As a result, the Company issued 40,000 shares of common stock to InterEquity during the six months ended June 30, 2000 with an approximate aggregate fair value of $114,000 which has been included in debt issuance costs and is being amortized over the remaining term of the note. The issuance of the shares was a noncash transaction that is not reflected in the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 2000.

     During the six months ended June 30, 2000, the Company received unrestricted cash payments of $323,000 from investors for the purchase, pursuant to a proposed private placement exempt from registration under the Act, of shares of convertible preferred stock to be designated as Series E Convertible Preferred Stock (the "Series E Stock") and warrants to purchase shares of the Company's common stock. During July 2000, the Company received additional unrestricted cash payments of $195,000 for the purchase of Series E Stock and warrants. The purchase price for the shares would be 50% of the average price for a specified period prior to the closing of a proposed private placement of shares of Series E Stock with a minimum selling price of $1,000,000 and a maximum selling price of $5,000,000. Each share of Series E Stock would be convertible at any time by the holder into one share of common stock. Investors will receive one warrant to purchase one share of common stock for each share of Series E Stock purchased. Each warrant will be exercisable for the purchase of one share of common stock during the three year period subsequent to the closing of the private placement. However, management cannot assure that the Company will be able to consummate the proposed private placement or that the Company will not have to return amounts paid by the investors prior to consummation.


Note 5 - Warrants and options:

     In addition to the warrants issued in connection with the private placements of preferred stock described in Note 4 herein, the Company issued warrants to purchase a total of 86,079 shares of common stock to pay for various services and interest expense during the six months ended June 30, 2000. The warrants are exercisable at prices ranging from $.45 to $1.65 per share and expire at various dates through February 1, 2006.

                        CellMetrix, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Warrants and options (continued):

     As of December 31, 1999, the Company had warrants to purchase 3,233,496 shares of common stock outstanding at prices ranging from $.75 to $1.65 per share, as adjusted for the 1 for 15 reverse split in April 2000 (see Note 7 in the 10-KSB). No warrants were exercised or cancelled during the six months ended June 30, 2000. As a result, of the issuances of warrants during the six months ended June 30, 2000, the Company had warrants to purchase 6,466,211 shares of common stock outstanding at June 30, 2000 with exercise prices and expiration dates as shown in the table below:

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
---------

6,466,211
=========

As of December 31, 1999, the Company had options to purchase 3,963,297 shares of common stock outstanding at prices ranging from $.003 to $25.35 per share, as adjusted for the 1 for 15 reverse split in April 2000 (see Note 8 in the 10-KSB). The table that follows summarizes the status of the shares of the Company's common stock that are subject to issuance upon the exercise of stock options outstanding as of June 30, 2000 and changes in outstanding options during the six months then ended:

                        CellMetrix, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Warrants and options (concluded):


                                                          Number of      Range of
                                                            Shares    Exercise Prices
                                                            ------    ---------------

Outstanding, at beginning of period                        3,963,297    $.003-$25.35
Adjustments to options outstanding at beginning
   of period                                              (1,483,110)    .45
                                                           ---------

Outstanding, at beginning of period as adjusted            2,480,187     .003-25.35

Granted                                                       16,479     .45
Canceled/expired                                             (42,659)  13.83-25.35
                                                           ---------

Outstanding, at end of period                              2,454,007     .003-1.65
                                                           =========
Options exercisable at end of period                       2,013,469
                                                           =========

The Company initially reported that it had granted options to purchase 1,977,480 shares of common stock to an executive officer during 1999 at an exercise price of $.45 per share which was less than the fair market value of the shares on the date of grant. The Company had charged $2,966,000 to unearned compensation and additional paid-in capital in 1999 based on the number of shares that were subject to the options and the excess of the fair market value over the exercise price for each share. A total of $148,000 of the unearned compensation had been amortized in 1999. However, the Company actually granted options to purchase 494,370 shares to the executive officer during 1999. As a result, the initial charge to unearned compensation should have been $742,000 of which $37,000 should have been amortized in 1999. Accordingly, in addition to reducing the number of shares subject to options outstanding by 1,483,110 shares as shown in the table above, the Company reduced total unearned compensation by $2,113,000 and reduced amortization expense by $111,000 during the six months ended June 30, 2000.

The Company also issued options to purchase a total of 16,479 shares of common stock to pay for various services during the six months ended June 30, 2000. The options are exercisable at $.45 per share and expire at various dates through September 2004.

The Company valued the costs of the services and interest expense paid through issuances of warrants to purchase 86,079 shares of common stock and options to purchase 16,479 shares of common stock during the six months ended June 30, 2000 described above at $184,000 based on the estimated fair value of the options determined using methods required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

                        CellMetrix, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 6 - Net earnings (loss) per common share:

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

     As explained in Note 4 herein and/or Note 6 in the 10-KSB, shares of Series B Stock had no preference in liquidation and their holders had conversion, voting and other rights that made each share the equivalent of 100 shares of common stock. Accordingly, the 10,863,623 and 10,878,623 weighted average common shares outstanding used in computing basic net loss per common share for the six and three months ended June 30, 2000, respectively, were based on the weighted average of the shares of the Company's common stock actually outstanding during each period, adjusted retroactively to include the weighted average effects of the 8,187,500 shares of common stock that were issued upon the conversion of the Series B Stock on April 18, 2000. The 988,740 weighted average common shares outstanding used in computing basic net loss per common share for the six and three months ended June 30, 1999 was comprised of the number of shares of common stock of LungCheck (the accounting acquirer in the reverse acquisition) actually outstanding during that period, adjusted retroactively for the effects of their conversion into shares of Series B Stock in connection with the Merger and their conversion into shares of the Company's common stock in April 2000.

     No diluted per share amounts have been presented in the accompanying condensed consolidated statements of operations because the Company had a net loss for the six and three months ended June 30, 2000 and 1999 and, accordingly, the assumed effects of the conversion of convertible preferred shares that were not equivalent to common shares and the exercise of options and warrants would have been anti-dilutive.


Note 7 - Income taxes:

     As of June 30, 2000, the Company had net operating loss carryforwards of approximately $9,326,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2019. Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $3,171,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of June 30, 2000.

                        CellMetrix, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 7 - Income taxes (concluded):

     The Company had also offset the potential benefits from its deferred tax assets by an equivalent valuation allowance during 1999. As a result of the increases in the valuation allowance of $1,275,000 and $375,000 during the six months ended June 30, 2000 and 1999, respectively, and $297,000 and $161,000 during the three months ended June 30, 2000 and 1999, respectively, no credits for income taxes are included in the accompanying condensed consolidated statements of operations.

     The Company's deferred tax assets as of June 30, 2000 consisted of the effects of temporary differences attributable to the following:

Services, compensation and interest expense paid
   through the issuance of preferred and common
   stock and stock options and warrants                             $   614,000
Unearned compensation                                                    38,000
Net operating loss carryforwards                                      3,171,000
                                                                    -----------
                                                                      3,823,000
Less valuation allowance                                             (3,823,000)

       Totals                                                       $      --
                                                                    ===========


Note 8 - Commitments and contingencies:

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

                        CellMetrix, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 8 - Commitments and contingencies (concluded):

     Litigation (concluded):

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

     After further motions, the parties agreed to settle the case and, on February 19, 2000, executed a settlement agreement which required court approval. The court approved the settlement on July 21, 2000. The principal terms of the settlement require the CellMetrix Defendants to pay $229,500 plus legal fees not to exceed $85,000, and the remaining Defendants to pay $25,000 plus legal fees not to exceed $7,500. The Company's insurer has agreed to pay the obligations of the CellMetrix Defendants arising from the settlement.

     Reserve for loss on contingent liabilities:

     In connection with the spin off on September 22, 1999 (see Note 1 in the 10-KSB), ISTX assumed all of the liabilities arising from CellMetrix's software, technology and consulting operations. However, the liabilities were assumed with "recourse" and, accordingly, the Company is contingently liable for their payment. The management of the Company has determined that ISTX does not have the resources to pay all of its remaining liabilities and, as a result, the Company recorded a charge of $193,000 that is included in general and administrative expenses in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2000.



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

Overview:

CellMetrix, Inc. and Subsidiaries (formerly BCAM International, Inc. and Subsidiaries) (the "Company") has been primarily a technology pioneer in the field of Intelligent Surface Technology blending biomechanics and ergonomics with innovative electronic systems and software. On September 23, 1999, the Company completed a merger and recapitalization and acquired LungCheck, Inc. ("LungCheck") (see Item 1, Description of Business). Since CellMetrix had no business operations immediately prior to the merger, a new medical diagnostics business model was created using the LungCheck(R) sputum cytology product and additional technologies that were licensed by the Company. The merger was treated as a "purchase business combination" and a "reverse acquisition" for accounting purposes in which BCAM was the legal acquirer and LungCheck was the accounting acquirer.

     The Company is a medical technology company that aims to become the premier provider of cost-effective cell and tissue analysis systems. These systems will provide healthcare professionals with valuable information to improve patient outcomes through early disease detection and improved patient management. The Company is currently focused on developing novel clinical tests for early stage lung cancer. In April 2000, the Company entered into a patent and license agreement with AccuMed International, Inc. ("AccuMed") for the right to use
AccuMed's image cytometry technology and AccuMed's proprietary analytical imaging instruments and systems. The Company is in the process of integrating the LungCheck and AccuMed technologies and using its resources and the resources of its strategic partners to develop a more complete line of sputum preparation and analysis systems. It has temporarily suspended marketing efforts related to the sputum cytology-based testing product for early lung cancer detection that had been the primary source of its revenues during fiscal 1999 and the six months ended June 30, 2000.


The Company's business strategy is to fully develop laboratory systems that provide highly sensitive (using genetic and molecular marker and probe technology) testing capabilities through automated screening technology and to simultaneously develop numerous clinical applications that test for various forms of cancer or other serious medical conditions and are able to be run on the Company's laboratory systems. The Company will market, through various channels, the use of its testing applications to medical providers who in turn will order the tests that are then run on the laboratory systems that the Company provides to certain large reference and hospital laboratories. The Company believes that the placement of its systems coupled with the increased utilization of its testing applications by providers will result in significant recurring revenue to the laboratories that use its systems as well as to the Company and the physicians that collect specimens for testing. The Company plans to charge the laboratory on a per-test or per-use basis and it is contemplated that the Company will place its systems and receive on-going leasing revenue from these systems as well as from fees associated with sales of its proprietary testing kits and proprietary testing reagents.

As previously discussed, in April 2000, the Company executed an exclusive worldwide license agreement with AccuMed for the computer-aided and quantitative microscopy platforms (i.e., analytical instruments) needed to process large numbers of sputum specimens cost-effectively (i.e., rapidly and without significant human labor costs). Additional technology-based partnerships are being pursued in sputum specimen preparation (e.g., automated homogenization, fixation, cell deposition, slide staining, and coverslipping). The Company fully anticipates that its program for building and testing these medical applications and systems will continue on an on-going basis for the foreseeable future. At this time, there are no revenues associated with the sale of any medical testing instruments and/or testing products to date other than those from the LungCheck(R) Test.

Management believes that access to the market will be created, in part, through increased consumer awareness of the benefits of early lung cancer detection to patient outcomes. Also, the market will be expanded as third-party payers increase their reimbursement rates for sputum tests and establish new CPT codes for new early lung cancer detection and diagnostic tests. The Company is in active discussions with developers and suppliers of the genetic and molecular reagents to establish proprietary supply chains and distribution channels for the CellMetrix Lung Cancer Panel Test.

Through its merger with LungCheck, the Company acquired the TrendCytoGram(TM) which has served until recently as the Company's only sputum cytology based testing product for lung cancer early detection. Management has concluded that rather than to continue its efforts to market this test, it will aim to build consensus in the marketplace behind the Company's future testing methodologies that are based upon the latest research of molecular marker and probe sciences. Management has therefore suspended its marketing and sales efforts of the Trend CytoGram(TM) in order to complete its aforementioned business milestones over the next several months. The Company anticipates launching an enhanced early lung cancer detection and diagnosis Panel Test in 2001.

Results of Operations
Results of operations for the six months ended June 30, 2000 and 1999 were impacted by limitations on resources, primarily financial, which inhibited marketing activities. In particular, the Company was in negotiations to raise additional capital from approximately June 1998 through June 2000. In September 1999 it consummated a series of transactions resulting in a recapitalization and merger. Through September 1999, the Company was periodically advanced funds by a major stockholder, a portion of which was converted into capital stock in connection with the recapitalization. During the six month period from January 1, through June 30, 2000, the Company raised $1,510,000 through private placements and $323,000 through a proposed private placement.

Revenues increased from $13,000 and $5,000 in the six and three months ended June 30, 1999, respectively, to $20,000 and $10,000 for the six and three months ended June 30, 2000, respectively. The Company's limited cash resources did not allow for aggressive marketing and sales activities.

Costs of revenues declined from $50,000 and $9,000 in the six and three months ended June 30, 1999, respectively, to $9,000 and $1,000 for the six and three months ended June 30, 2000, respectively. The Company's laboratory facility closed in March 1999. In conjunction with the laboratory's closure, the Company entered into an agreement whereby a medical provider of laboratory services is processing LungCheck(R) tests and reporting on their results, thereby reducing the high fixed costs of lab personnel and other lab expenditures.

Selling,  general  and  administrative  expenses  increased  from  $574,000  and
$228,000 in the six and three months ended June 30, 1999, respectively, to $1,428,000 and $630,000 for the six and three months ended June 30, 2000, respectively. This increase is primarily due to noncash consulting and compensation charges related to the issuance of stock options, offset by reductions in certain medical, sales and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

As indicated in the accompanying condensed consolidated financial statements, as of June 30, 2000, the Company has not generated any significant revenues from the LungCheck(R) test technology that is its principal operating asset, and its operations have generated losses and cash flow deficiencies from its inception on January 30, 1997. Although the losses reflect substantial noncash charges resulting from the issuance of shares of preferred and common stock, stock options and warrants to pay for service, compensation and interest expense, the Company had a substantial working capital deficiency and was in violation of certain of its covenants in its loan agreement as of June 30, 2000. Management expects that such losses and cash flow deficiencies will continue through at least June 30, 2001 while the Company continues to develop its technology and the markets for its services. Such matters raise substantial doubts about the Company's ability to continue as a going concern and realize the carrying value of its technology, license costs and other assets unless the Company is able to obtain additional financing and, ultimately, increase revenues and generate sufficient profits and cash flows to sustain its operations.

The Company received additional unrestricted cash payments of $195,000 in July 2000 as an additional deposit related to the proposed sale of preferred stock through a subsequent proposed private placement. The Company anticipates that, in addition, it will need to raise approximately $4,000,000 to satisfy its cash requirements through June 30, 2001. Management is continuing its efforts to obtain additional debt and/or equity financing for the Company from financial institutions, other private investors and potential strategic partnerships.


PART II. OTHER INFORMATION

     Item 1. Legal proceedings

     On or about February 22, 1999, a purported shareholder derivative action was filed in United States District Court for the Eastern District of New York in connection with certain transactions culminating in the sale by the Company to Impleo, LLC of the Company's interest in Drew. The complaint named all of the Company's current directors and several former directors as defendants as well as Impleo, LLC and certain related entities and individuals (collectively, the "Defendants"). The complaint alleged violations of the federal securities laws and state law and challenge the Defendants' actions in connection with certain transactions, including but not limited to, (i) the April 14, 1998 restructuring of certain convertible notes; (ii) the October 1998 sale of 56.7% of Drew to Impleo, LLC; and (iii) the sale on March 4, 1999 to Impleo, LLC of the Company's remaining 33.3% interest in the Drew. In addition to seeking recovery on behalf of the Company for certain allegedly wrongful acts on the part of the Defendants, the complaint seeks, among other things, to enjoin or set aside any shareholder vote in connection with a proxy statement filed with the SEC on or about February 1, 1999 pursuant to which the Company received approval of over 67% of its shareholders to sell its remaining 33.3% interest in Drew and to block or rescind the sale of any interests in Drew to Impleo, LLC. The current Directors deny the allegations concerning any allegedly wrongful actions. In May 1999, all defendants filed motions to dismiss the complaint. Instead of responding to these motions, plaintiff filed and served an amended complaint in July 1999. The amended complaint dropped certain parties as defendants and raised several new allegations, including, but not limited to, the alleged failure to make adequate disclosure of the advice rendered by Mesa Partners to the Company and the alleged failure to seek separate shareholder approval for the October 1998 sale. The Company and its directors deny that they engaged in wrongful conduct and intend to file motions to dismiss the amended complaint. On September 13, 1999, the Defendants refiled the motion to dismiss the complaint. After further motions, the parties agreed to settle the case and, on February 19, 2000, executed a settlement agreement which requires court approval. The court approved the settlement on July 21, 2000. The principal terms of the settlement require the CellMetrix Defendants to pay $229,500 plus legal fees not to exceed $85,000, and the remaining Defendants to pay $25,000 plus legal fees not to exceed $7,500. The Company's insurer has agreed to pay the obligations of the CellMetrix Defendants arising from the settlement.

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

     During February 2000, the Company sold 120,000 shares of Series D Stock and 2,000,000 warrants to purchase shares of common stock pursuant to a private placement intended to be exempt from registration under the Act. Each warrant is exercisable for the purchase of one share of common stock at $1.20 per share through March 2005. The Company received proceeds from this private placement of $1,200,000, net of related costs and expenses of $12,000. The Company also issued 12,000 shares of Series D Stock and 400,000 warrants, each of which is exercisable for the purpose of one share of common stock at $.60 to $1.20 per share, to an investment banker in connection with this private placement. Accordingly, a total of 2,200,000 shares of common stock were reserved for issuance upon the conversion of Series D Stock at March 31, 2000.

     The Company issued 40,000 shares of common stock to Interequity Capital Partners, L.P. ("Interequity") during the six months ended June 30, 2000 with an approximate aggregate fair value of $114,000 in connection with being in violation of a certain loan agreement entered into with Interequity. See Note 4 to Condensed Consolidated Financial Statements.

     The Company issued warrants to purchase a total of 86,079 shares of common stock to pay for various services and interest expense during the six months ended June 30, 2000. The warrants are exercisable at prices ranging from $.45 to $1.65 per share and expire at various dates through February 1, 2006.




     Item 3. Defaults Upon Senior Securities

     The Company was in violation of certain loan covenants contained in its loan agreement dated as of December 1997, as amended, with Interequity (the "Loan Agreement"). The Company's obligations under the Loan Agreement are secured by a first priority lien in favor of Interequity on substantially all of the Company's assets. See Note 4 to Condensed Consolidated Financial Statements.

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


                                     BCAM INTERNATIONAL, INC.


Dated:  August 17, 2000          By: /s/  Michael Strauss
                                    --------------------
                                    Michael Strauss
                                    Chairman of the Board of  Directors,
                                    President and Chief Executive Officer
                                   (principal executive officer and acting
                                    principal financial and accounting officer)